Form 10-Q
period 2002-09-30
MISSION ENERGY HOLDING CO
filed 2002-11-14
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Registrant's telephone number, including area code: (949) 626-4687

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Number of shares outstanding of the registrant's Common Stock as of November 11, 2002: 1,000 shares (all shares held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Operating Revenues
Electric revenues	$960,677	$920,526	$2,166,062	$1,976,805
Equity in income from energy projects	112,313	119,785	209,951	288,846
Equity in income from oil and gas investments	7,351	12,365	18,533	42,878
Net gains from price risk management and energy trading	4,676	7,285	29,283	39,344
Operation and maintenance services	9,316	13,327	27,097	35,105

Total operating revenues	1,094,333	1,073,288	2,450,926	2,382,978

Operating Expenses
Fuel	302,631	258,711	751,295	660,624
Plant operations and transmission costs	173,767	191,399	572,943	508,110
Plant operating leases	50,350	30,592	153,645	98,398
Operation and maintenance services	6,235	7,085	19,250	20,627
Depreciation and amortization	65,911	77,201	188,734	203,295
Long-term incentive compensation	(3,291)	5,609	421	2,718
Asset impairment charges	85,924	24,485	85,924	24,485
Administrative and general	35,182	41,420	120,119	113,695

Total operating expenses	716,709	636,502	1,892,331	1,631,952

Operating income	377,624	436,786	558,595	751,026

Other Income (Expense)
Interest and other income	1,193	6,852	16,901	33,708
Gain on sale of assets	—	41,886	—	45,530
Interest expense	(153,246)	(195,448)	(461,149)	(462,463)
Dividends on preferred securities	(5,324)	(5,041)	(15,762)	(17,421)

Total other income (expense)	(157,377)	(151,751)	(460,010)	(400,646)

Income from continuing operations before income taxes and minority interest	220,247	285,035	98,585	350,380
Provision for income taxes	73,590	132,756	17,556	160,511
Minority interest	(7,550)	(11,140)	(23,655)	(18,662)

Income From Continuing Operations	139,107	141,139	57,374	171,207
Income (loss) from operations of discontinued foreign subsidiary, net of tax (Note 4)	(91)	(1,206,573)	2,890	(1,228,140)

Income (Loss) Before Accounting Change	139,016	(1,065,434)	60,264	(1,056,933)
Cumulative effect of change in accounting for derivatives, net of tax	—	14,896	—	15,146
Cumulative effect of change in accounting for goodwill, net of tax	—	—	(13,986)	—

Net Income (Loss)	$139,016	$(1,050,538)	$46,278	$(1,041,787)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net Income (Loss)	$139,016	$(1,050,538)	$46,278	$(1,041,787)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense (benefit) of $20 and $1,725 for the three months and $2,131 and $(940) for the nine months ended September 30, 2002 and 2001, respectively	(8,366)	42,908	70,889	(58,381)
Reclassification adjustments for sale of investment in a foreign subsidiary	—	64,065	—	64,065
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense (benefit) of $(13,500) for the three months ended September 30, 2001 and $5,562 and $(124,400) for the nine months ended September 30, 2002 and 2001, respectively	—	(15,506)	6,357	(245,745)
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(17,978) and $5,500 for the three months and $(3,422) and $74,300 for the nine months ended September 30, 2002 and 2001, respectively	(70,509)	(17,533)	(56,007)	63,955
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $1,048 and $7,900 for the three months and $87 and $(9,700) for the nine months ended September 30, 2002 and 2001, respectively	2,201	(10,565)	5,495	20,117

Other comprehensive income (expense)	(76,674)	63,369	26,734	(155,989)

Comprehensive Income (Loss)	$62,342	$(987,169)	$73,012	$(1,197,776)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$769,382	$373,081
Accounts receivable—trade, net of allowance of $13,174 and $14,603 in 2002 and 2001, respectively	376,752	312,728
Accounts receivable—affiliates	41,114	263,516
Assets under price risk management and energy trading	68,519	64,729
Inventory	163,528	167,406
Prepaid expenses and other	94,524	83,085

Total current assets	1,513,819	1,264,545

Investments
Energy projects	1,602,945	1,799,242
Oil and gas	27,354	30,698

Total investments	1,630,299	1,829,940

Property, Plant and Equipment	7,635,708	6,917,980
Less accumulated depreciation and amortization	903,592	680,417

Net property, plant and equipment	6,732,116	6,237,563

Other Assets
Long-term receivables	9,096	264,784
Goodwill	658,137	631,735
Deferred financing costs	98,531	127,627
Long-term assets under price risk management and energy trading	111,671	2,998
Restricted cash and other	464,474	582,195

Total other assets	1,341,909	1,609,339

Assets of Discontinued Operations	9,393	153,610

Total Assets	$11,227,536	$11,094,997

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$8,767	$11,968
Accounts payable and accrued liabilities	371,873	423,635
Liabilities under price risk management and energy trading	37,655	23,681
Interest payable	118,302	152,436
Short-term obligations	52,142	168,241
Current portion of long-term incentive compensation	5,346	6,170
Current maturities of long-term obligations	171,207	190,295

Total current liabilities	765,292	976,426

Long-Term Obligations Net of Current Maturities	6,949,123	6,907,170

Long-Term Deferred Liabilities
Deferred taxes and tax credits	1,147,738	936,596
Deferred revenue	450,480	427,485
Long-term incentive compensation	28,681	39,331
Long-term liabilities under price risk management and energy trading	186,036	170,506
Other	240,542	266,742

Total long-term deferred liabilities	2,053,477	1,840,660

Liabilities of Discontinued Operations	3,702	55,845

Total Liabilities	9,771,594	9,780,101

Minority Interest	395,663	344,092

Preferred Securities of Subsidiaries
Company-obligated mandatorily redeemable security of partnership holding solely parent debentures	150,000	150,000
Subject to mandatory redemption	117,400	103,950

Total preferred securities of subsidiaries	267,400	253,950

Commitments and Contingencies (Note 6)
Shareholder's Equity
Common stock, $.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,219,424	2,216,125
Retained deficit	(1,150,651)	(1,196,644)
Accumulated other comprehensive loss	(275,894)	(302,627)

Total Shareholder's Equity	792,879	716,854

Total Liabilities and Shareholder's Equity	$11,227,536	$11,094,997

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash Flows From Operating Activities
Income from continuing operations, after accounting change, net	$43,388	$186,353
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from energy projects	(209,951)	(288,846)
Equity in income from oil and gas investments	(18,533)	(42,878)
Distributions from energy projects	240,679	159,975
Dividends from oil and gas	21,010	56,590
Depreciation and amortization	188,734	203,295
Amortization of discount on obligations	3,017	4,039
Deferred taxes and tax credits	25,531	95,127
Gain on sale of assets	—	(45,530)
Asset impairment charges	85,924	24,485
Cumulative effect of change in accounting, net of tax	13,986	(15,146)
Changes in operating assets and liabilities:
Decrease in accounts receivable	165,980	130,959
Decrease (increase) in inventory	5,266	(25,310)
Decrease (increase) in prepaid expenses and other	(8,706)	25,820
Increase (decrease) in accounts payable and accrued liabilities	58,512	(416,843)
Increase in interest payable	104,237	75,582
Decrease in long-term incentive compensation	(757)	(4,853)
Decrease (increase) in assets under risk management, net	(35,768)	16,856
Other operating, net	(64,847)	(44,827)

	617,702	94,848
Operating cash flow from discontinued operations	35,987	(58,134)

Net cash provided by operating activities	653,689	36,714

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	351,803	3,403,638
Payments on long-term debt agreements	(527,893)	(1,395,804)
Short-term financing, net	(28,983)	(353,627)
Contributions from parent	600	—
Cash dividends to parent	—	(907,719)
Funds provided to discontinued operations	—	(48,471)
Issuance of preferred securities	—	95,304
Redemption of preferred securities	—	(164,560)

	(204,473)	628,761
Financing cash flow from discontinued operations	—	(201,552)

Net cash provided by (used in) financing activities	(204,473)	427,209

Cash Flows From Investing Activities
Investments in and loans to energy projects	(17,331)	(251,338)
Purchase of common stock of acquired companies	—	(83,381)
Purchase of power sales agreement	(80,084)	—
Capital expenditures	(516,499)	(170,040)
Proceeds from return of capital and loan repayments	87,855	—
Proceeds from sale of interest in projects	43,986	174,340
Decrease (increase) in restricted cash	106,231	(287,290)
Investments in other assets	249,184	(24,918)
Other, net	—	11,146

	(126,658)	(631,481)
Investing cash flow from discontinued operations	—	(30,545)

Net cash used in investing activities	(126,658)	(662,026)

Effect of exchange rate changes on cash	14,766	(26,560)

Net increase (decrease) in cash and cash equivalents	337,324	(224,663)
Cash and cash equivalents at beginning of period	435,191	962,865

Cash and cash equivalents at end of period	772,515	738,202
Cash and cash equivalents classified as part of discontinued operations	(3,133)	(49,363)

Cash and cash equivalents of continuing operations	$769,382	$688,839

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1. GENERAL

        Mission Energy Holding Company is a wholly-owned subsidiary of The Mission Group, a wholly-owned, non-utility subsidiary of Edison International, the parent holding company of Southern California Edison Company. We were formed on June 8, 2001 to engage in the financings described in Note 9 to our Consolidated Financial Statements as of December 31, 2001 and 2000, included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. Prior to July 2, 2001, The Mission Group owned Edison Mission Energy. On July 2, 2001, The Mission Group contributed to us all of the outstanding common stock of Edison Mission Energy. The contribution of the common stock of Edison Mission Energy to us has been accounted for as a transfer of ownership of companies under common control, which is similar to a pooling of interest. This means that our historical financial results of operations and financial position include the historical financial results and results of operations of Edison Mission Energy and its subsidiaries as though we had such ownership throughout the periods presented. We do not have any substantive operations other than through Edison Mission Energy and its subsidiaries and other investments. Through our ownership of Edison Mission Energy and its subsidiaries, we are engaged in the business of owning or leasing and operating electric power generation facilities worldwide. Through Edison Mission Energy, we also conduct price risk management and energy trading activities in power markets open to competition. The inclusion in this Report of information pertaining to Edison Mission Energy or any of its subsidiaries should not be understood to mean that Edison Mission Energy or any of its subsidiaries has agreed to pay or become liable for any debt of Mission Energy Holding. Edison Mission Energy and Mission Energy Holding are separate entities with separate operations and obligations.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

        Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on net income or shareholder's equity.

Current Developments

        A number of significant developments have adversely affected independent power producers and subsidiaries of major integrated energy companies who sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators). These developments include depressed market prices in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, and the decline of liquidity in the energy markets as a result of tightening credit and increasing concern about the ability of counter-parties to perform their obligations. In addition, many merchant generators and power trading firms have announced plans to improve their financial position through asset sales, the cancellation or deferral of substantial new development, significant reductions in or elimination of trading activities, decreases in capital expenditures, including cancellations of orders for new turbines, and reductions in operating costs.

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

        Notwithstanding these efforts, in 2002, Edison Mission Energy has been affected by lower wholesale prices of energy and capacity, particularly at its Homer City facilities in Pennsylvania, and by the diminished ability to enter into forward contracts for the sale of power primarily from these facilities because of the credit constraints affecting it and many of its counter-parties.

        Edison Mission Energy's Illinois Plants have been largely unaffected by these developments because Exelon Generation is under contract with Edison Mission Energy to buy substantially all of the capacity of these units for the balance of 2002. However, as permitted by the power purchase agreements, Exelon Generation has advised Edison Mission Energy that it will not purchase 2,684 megawatts (MW) of the capacity from its coal-fired units and 1,864 MW of capacity from its Collins Station and small peaking units for 2003 and 2004 and Exelon Generation has the further right to release an additional 3,043 MW for 2004. As a result, beginning in 2003, the portion of Edison Mission Energy's generation to be sold into the wholesale markets will significantly increase, thereby increasing its merchant risk. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Exposures—Illinois Plants."

        As a result of these and other factors, Moody's downgraded our credit rating, Edison Mission Energy's credit rating and the credit ratings of Edison Mission Energy's largest subsidiary, Edison Mission Midwest Holdings, on October 1, 2002 as shown in the following table:

Rated Entities	Moody's Rating prior to Downgrade	Moody's Rating after Downgrade
Mission Energy Holding senior secured debt	Ba2	B3
Edison Mission Energy senior unsecured debt	Baa3	Ba3
Edison Mission Midwest Holdings Co. bank facility	Baa2	Ba2

        In addition, Standard & Poor's has placed our credit rating and Edison Mission Energy's credit ratings on CreditWatch with negative implications. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Edison Mission Energy's Credit Ratings."

        Against this background, Edison Mission Energy has undertaken a number of actions to reduce its commitments and expenditures, thereby improving its cash flow. These actions include:

  •
  a reduction in its capital expenditure program by $363 million for the next five years as the result of the cancellation of an outstanding order for nine turbines and suspension of work on two selective catalytic reduction systems (commonly referred to as SCRs) for its Powerton Station;

  •
  suspension, beginning in January 2003, of operations at Units 1 and 2 of its Will County plant and Units 4 and 5 of its Collins Station in Illinois in order to reduce operating costs;

  •
  suspension of new business development activities; and

  •
  implementation of plans to reduce annual general and administrative expenses by $25 million.

        Edison Mission Energy has also reduced its already modest non asset-backed trading activities in Boston, and focused almost exclusively on the sale of power from its facilities and related risk management activities.

        In addition, Edison Mission Energy continues to review the possibility of sales of assets, but believes that current market conditions may inhibit its ability to obtain prices commensurate with its valuation of those investments which it might offer for sale. For a discussion of Edison Mission Energy's current financial condition, see "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources."

NOTE 2. INVENTORY

        Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 2002 and December 31, 2001 consisted of the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
	(in millions)
Coal and fuel oil	$102.7	$110.1
Spare parts, materials and supplies	60.8	57.3

Total	$163.5	$167.4

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$(133.4)	$(169.2)	$(302.6)
Current period change	70.9	(44.2)	26.7

Balance at September 30, 2002 (Unaudited)	$(62.5)	$(213.4)	$(275.9)

        Unrealized gains (losses) on cash flow hedges included those related to the hedge agreement Edison Mission Energy has with the State Electricity Commission of Victoria for electricity prices from its Loy Yang B project in Australia. This contract does not qualify under the normal sales and purchases exception because financial settlement of the contract occurs without physical delivery. Approximately 45% of our accumulated other comprehensive loss at September 30, 2002 related to net unrealized losses on the cash flow hedge resulting from this contract. These losses arise because current forecasts of future electricity prices in these markets are greater than Edison Mission Energy's contract prices. In addition to this contract, unrealized gains (losses) on cash flow hedges included those related to Edison Mission Energy's share of interest rate swaps of its unconsolidated affiliates and the Loy Yang B project.

        As Edison Mission Energy's hedged positions are realized, approximately $9.1 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2002 are expected to be reclassified into earnings during the next 12 months. Edison Mission Energy's management expects that when the hedged items are recognized in earnings, the net unrealized gains associated with them will be offset. The maximum period over which Edison Mission Energy has designated a cash flow hedge, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 14 years.

        Interest rate swaps entered into to hedge the floating interest rate risk on the $385 million term loan due 2006 qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. During the quarter ended and nine months ended September 30, 2002, we recorded a $3 million, after tax, and $3.6 million, after tax, respectively, decrease to other comprehensive income resulting from unrealized holding losses on these contracts.

NOTE 4. DISCONTINUED OPERATIONS

        On December 21, 2001, Edison First Power Limited completed the sale of the Ferrybridge and Fiddler's Ferry coal-fired power plants located in the United Kingdom to two wholly-owned subsidiaries of American Electric Power. In addition, as part of the transactions, the purchasers acquired other assets and assumed specified liabilities associated with the plants. The sale was the result of a competitive bidding process. Edison Mission Energy acquired the plants in 1999 from PowerGen UK plc for £1.3 billion. Net proceeds from the sales of £643 million were used to repay borrowings outstanding under the existing debt facility related to the acquisition of the power plants. Edison Mission Energy recorded an after-tax loss during 2001 of $1.1 billion related to the loss on disposal of these assets. The results of Ferrybridge and Fiddler's Ferry have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

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

        Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Total operating revenues	$—	$99.2	$(0.4)	$375.3
Income (loss) before income taxes	(0.1)	(1,950.0)	2.9	(2,003.3)
Income (loss) before accounting change	(0.1)	(1,206.6)	2.9	(1,233.9)
Cumulative effect of change in accounting, net of income tax expense of $2.5 million for 2001	—	—	—	5.8
Income (loss) from operations of discontinued foreign subsidiary	$(0.1)	$(1,206.6)	$2.9	$(1,228.1)

        The following summarizes the balance sheet information of the discontinued operations (in millions):

	September 30, 2002	December 31, 2001
	(Unaudited)
Cash and cash equivalents	$3.1	$62.1
Accounts receivable—trade, net of allowance of $1.9 million and $1.4 million in 2002 and 2001, respectively	5.3	88.4
Other current assets	1.0	1.5

Total current assets	9.4	152.0

Other assets	—	1.6

Total long-term assets	—	1.6

Assets of discontinued operations	$9.4	$153.6

Accounts payable and accrued liabilities	$3.7	$51.6
Interest payable	—	4.2

Total current liabilities	3.7	55.8

Liabilities of discontinued operations	$3.7	$55.8

NOTE 5. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type (in millions):

	September 30, 2002	December 31, 2001
	(Unaudited)
Derivatives:
Interest rate:
Interest rate swap/cap agreements	$(46.8)	$(37.1)
Interest rate options	(1.1)	(1.0)
Commodity price:
Forwards	38.6	63.8
Futures	(0.5)	(8.4)
Options	(0.6)	0.4
Swaps	(141.8)	(137.6)
Foreign currency forward exchange agreements	(0.3)	(0.6)
Cross currency interest rate swaps	14.9	27.6

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

Edison Mission Energy's commodity risk management assets and liabilities (as of September 30, 2002) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(Unaudited)
Prices actively quoted	$7.5	$5.3	$2.3	$(0.1)	$—
Prices based on models and other valuation methods	(111.8)	(7.3)	(7.0)	(21.2)	(76.3)

Total	$(104.3)	$(2.0)	$(4.7)	$(21.3)	$(76.3)

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

Energy Trading Derivative Financial Instruments

        On September 1, 2000, Edison Mission Energy acquired the trading operations of Citizens Power LLC and, subsequently, combined them with Edison Mission Energy's risk management and trading operations, now conducted by its subsidiary, Edison Mission Marketing & Trading, Inc. As a result of a number of industry and credit related factors, Edison Mission Energy has minimized its price risk management activities and its trading activities with third parties not related to Edison Mission Energy's power plants or investments in energy projects. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Current Developments." To the extent Edison Mission Energy engages in trading activities, it seeks to manage price risk and creates stability of future income by selling electricity in the forward markets and, to a lesser degree, to generate profit from price volatility of electricity and fuels by buying and selling these commodities in wholesale markets. Approximately 2,746 GWh of Edison Mission Energy's energy trading contracts (excluding the power sales agreement with an unaffiliated electric utility) were physically settled during the third quarter ended September 30, 2002. Edison Mission Energy generally balances forward sales and purchase contracts and manages its exposure through a value at risk analysis as described further below.

        The fair value of the financial instruments, including forwards, futures, options and swaps, related to trading activities as of September 30, 2002 and December 31, 2001, which include energy commodities, are set forth below (in millions):

	September 30, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)
Forward contracts	$123.5	$27.5	$4.6	$2.9
Futures contracts	0.1	—	0.1	0.1
Option contracts	0.1	—	—	—
Swap agreements	5.9	6.2	0.2	—

Total	$129.6	$33.7	$4.9	$3.0

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that Edison Mission Energy purchased and restructured and a long-term power supply agreement with another unaffiliated party. Edison Mission Energy recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of Edison Mission Energy's energy trading assets and liabilities (as of September 30, 2002) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(Unaudited)
Prices actively quoted	$2.5	$5.4	$(2.9)	$—	$—
Prices based on models and other valuation methods	93.4	(3.4)	3.3	7.4	86.1

Total	$95.9	$2.0	$0.4	$7.4	$86.1

        The net realized and unrealized gains or losses arising from energy trading activities for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Operating Revenues
Forward contracts	$19.8	$5.6	$40.0	$7.2
Futures contracts	(0.1)	0.1	(0.7)	(1.8)
Option contracts	(0.5)	(3.0)	(1.0)	(0.1)
Swap agreements	(5.6)	0.4	(1.7)	0.2

Total	$13.6	$3.1	$36.6	$5.5

        The unrealized gain (loss) from energy trading activities included in the above amounts was $2 million and $6.3 million for the three month periods ended September 30, 2002 and 2001, and $13.3 million and $(10.6) million for the nine month periods ended September 30, 2002 and 2001, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

        The capital program at the Illinois Plants has been reduced by $310 million for the period 2003-2005 as a result of the suspension of work related to two SCRs for the Powerton Station. As a result of the decision to suspend work on this project, Edison Mission Energy recorded an impairment charge of $25.4 million during the third quarter ended September 30, 2002, due to the write-off of capitalized costs associated with these environmental improvements. This decision to reduce capital expenditures was made in light of current market conditions. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Exposures" and "Management's Discussion and Analysis of Results of Operations and Financial Condition—Environmental Matters and Regulations."

        On August 9, 2002, a subsidiary of Edison Mission Energy, Midwest Generation, LLC, exercised its option to purchase the Illinois peaker power units that were subject to a lease with a third-party lessor. As disclosed in "Off-Balance Sheet Transactions" in our 2001 Annual Report on Form 10-K, this operating lease was structured to maintain a minimum amount of equity (3% of the acquisition price) for the duration of the lease term in accordance with existing guidance for leases involving special purpose entities (sometimes referred to as synthetic leases). In order to fund the purchase, Edison

Mission Energy received $255 million as repayment of the note receivable held by Edison Mission Energy and paid $300 million plus outstanding lease obligations to the owner-lessor. Accordingly, Edison Mission Energy's net cash outlay was $45.7 million. See our 2001 Annual Report on Form 10-K for further information on off-balance sheet transactions.

        In September 2002, Edison Mission Energy notified Siemens Westinghouse of its election to terminate all of its equipment purchase contracts for nine turbines effective October 25, 2002. The termination of the equipment purchase order reduced Edison Mission Energy's projected capital expenditures by $53 million. Edison Mission Energy recorded a $60.5 million pre-tax loss in the third quarter of 2002 related to the write-off of capitalized costs associated with the turbines.

Commercial Commitments

        The following table summarizes Edison Mission Energy's consolidated commercial commitments as of September 30, 2002. Details regarding these commercial commitments are discussed in the sections following the table.

	Amount of Commitments Per Period in U.S.$
Commercial Commitments							Total Amounts Committed
	2002	2003	2004	2005	2006	Thereafter
	(in millions)
Standby letters of credit	$44.1	$10.8	$27.1	$—	$—	$0.5	$82.5
Firm commitments for asset purchase	—	4.8	—	—	—	—	4.8
Firm commitments to contribute project equity	35.2	69.7	—	—	—	—	104.9
Environmental improvements at Edison Mission Energy's project subsidiaries	14.0	7.4	—	—	—	—	21.4

Total Commercial Commitments	$93.3	$92.7	$27.1	$—	$—	$0.5	$213.6

Credit Support for Price Risk Management and Trading Activities

        Edison Mission Energy's domestic price risk management and trading activities are conducted through its subsidiary, Edison Mission Marketing & Trading, Inc. Traditionally, Edison Mission Energy has provided guarantees to support Edison Mission Marketing & Trading's contracts. On October 1, 2002, Moody's downgraded Edison Mission Energy's credit rating below investment grade. Standard & Poor's has also placed Edison Mission Energy's credit rating on CreditWatch with negative implications. Following the Moody's downgrade, Edison Mission Energy has provided $5.2 million (as of November 7, 2002) in letters of credit in response to requests for credit support and could be required to provide additional letters of credit or collateral in the future. It is likely that many of Edison Mission Marketing & Trading's future transactions will be supported by letters of credit or cash collateral instead of Edison Mission Energy's guarantees. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Edison Mission Energy's Credit Ratings."

        Edison Mission Energy's United Kingdom price risk management activities for its First Hydro project are managed through its subsidiary, Edison Mission Marketing and Services Limited. Edison Mission Energy currently provides guarantees for most of First Hydro's grid trade master agreements (referred to as GTMAs) with third-party counter-parties in order to support the credit of First Hydro. As a result of Moody's rating actions as described above, Edison Mission Energy has been and may be in the future requested to provide credit support in the form of letters of credit or cash instead of its guarantees. To this end, a wholly-owned subsidiary of Edison Mission Energy, Edison Mission Operation and Maintenance Limited, has obtained a cash collateralized credit facility in the amount of £

17 million, under which letters of credit totaling £11.4 million have been issued as of October 17, 2002.

        Edison Mission Energy anticipates that sales of power from its Illinois Plants, Homer City facilities and First Hydro plants in the United Kingdom may require additional credit support over the next twelve months, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements could further increase the need for credit support for its risk management and trading activities. Edison Mission Energy currently projects the potential working capital to support its price risk management and trading activity to be between $100 million and $200 million from time to time over the next twelve months.

Firm Commitments for Asset Purchase

Project	Local Currency	U.S. Currency
		(in millions)
Italian Wind and Expansion(i)	4.9 million Euro	$4.8

(i)
The Italian Wind projects are a series of power projects that are in operation or under development in Italy. A wholly-owned subsidiary of Edison Mission Energy owns a 50% interest. The final purchase payments are expected to be made during the first quarter of 2003, the amount of which will depend on the number of projects that are ultimately developed. The Italian Wind expansion project is a 29 MW wind project under development in Sardinia, Italy, adjacent to an existing Italian Wind project site.

Firm Commitments to Contribute Project Equity

Project	U.S. Currency
(in millions)
CBK(i)	$48.5
Italian Wind Expansion(ii)	$2.3
Sunrise(iii)	$54.1

(i)
CBK is a 728 MW hydroelectric power project under construction in the Philippines. At September 30, 2002, 336 megawatts have been commissioned and are operational. A wholly-owned subsidiary of Edison Mission Energy owns a 50% interest. Equity was initially expected to be contributed through December 2003 commencing after full drawdown of the project's debt facility, which had been scheduled for late 2002. In October 2002, Edison Mission Energy prepaid $6.6 million of the equity contribution as a result of a failure by the contractor responsible for engineering, procurement and construction of the project to provide additional security for liquidated damages. Edison Mission Energy has obtained a waiver from lenders for the contractor's default, but expect that equity will be fully contributed before the project is able to draw upon the remaining loan commitment. In addition, as a result of Moody's credit downgrade, Edison Mission Energy posted a $41.9 million letter of credit to support the remaining portion of this obligation. For more information on Moody's rating actions, see "Management's Discussion and Analysis of Operations and Financial Condition—Liquidity and Capital Resources—Edison Mission Energy's Credit Ratings." In addition to these equity infusions, the project sponsors funded a special draw in December 2001 (Edison Mission Energy's share of which was $10 million), as a one-time adjustment to the construction payment schedule and loan drawdown schedule agreed among the project, the sponsors and the contractor.

(ii)
The Italian Wind expansion project is a 29 MW wind project under development in Sardinia, Italy, adjacent to an existing Italian Wind project site. A wholly-owned subsidiary of Edison Mission Energy owns a 50% interest. Equity is to be contributed during the first quarter of 2003. Commercial operation of the expansion is expected in the fourth quarter of 2002.

(iii)
The Sunrise project, located in Fellows, California, consists of two phases: Phase I, a simple-cycle gas-fired facility (320 MW) that commenced commercial operation in June 2001; and Phase II, conversion to a combined-cycle gas-fired facility (560 MW) currently scheduled to be completed in July 2003. A wholly-owned subsidiary of Edison Mission Energy owns a 50% interest. Equity will be contributed to fund the construction of Phase II. The amount set forth in the above table assumes the partners will contribute equity for the entire construction cost. The project intends to obtain project financing for a portion of the capital costs, which, if obtained, would reduce Edison Mission Energy's equity contribution obligation. Project financing is subject to a number of uncertainties, including matters related to the power purchase agreement with the California Department of Water Resources. See "—Contingencies—Regulatory Developments Affecting Sunrise Power Company."

        Firm commitments to contribute project equity to the CBK project and the Italian Wind expansion project could be accelerated due to events of default as defined in the non-recourse project financing facilities.

Contingencies

Paiton Project

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

        PT PLN and Paiton Energy signed a Binding Term Sheet on December 14, 2001 setting forth the commercial terms under which Paiton Energy is to be paid for capacity and energy charges, as well as a monthly "restructure settlement payment" covering arrears owed by PT PLN ($456 million at December 31, 2001) and the settlement of other claims. In addition, the Binding Term Sheet provides for an extension of the term of the power purchase agreement from 2029 to 2040. The Binding Term Sheet serves as the basis under which PT PLN has paid Paiton Energy beginning January 1, 2002. On June 28, 2002, Paiton Energy and PT PLN concluded negotiations on an amendment to the power purchase agreement that includes the agreed commercial terms in the Binding Term Sheet. The Binding Term Sheet will remain in effect until all conditions for effectiveness of the amendment to the power purchase agreement are completed by both parties, which conditions are required to be completed by December 31, 2002. Previously, PT PLN and Paiton Energy entered into an interim agreement (covering February to December 31, 2000), a Phase I Agreement (covering January 1 to June 30, 2001), a Phase II Agreement (covering July 1 to September 30, 2001) and a Phase III Agreement (covering October 1 to December 31, 2001). PT PLN made all of the payments to Paiton Energy as required under these agreements, which were superseded by the Binding Term Sheet. Paiton Energy continues to generate electricity to meet the power demand in the region. PT PLN has paid invoices for the months of January through August 2002, as well as the restructure settlement payments due for the months of January through September 2002, as required and in accordance with the billing procedures agreed in the Binding Term Sheet and the power purchase agreement. Paiton Energy believes that PT PLN will continue to make payments for electricity under the Binding Term Sheet while the parties work to complete the conditions precedent to the effectiveness of the amendment to the power purchase agreement.

        Edison Mission Energy's investment in the Paiton project increased to $515.8 million at September 30, 2002 from $492.1 million at December 31, 2001. The increase in the investment account resulted from Edison Mission Energy's subsidiary recording its proportionate share of net income from Paiton Energy as well as its proportionate share of other comprehensive income. Edison Mission Energy's investment in the Paiton project will increase (decrease) from earnings (losses) from Paiton Energy and decrease by cash distributions. Assuming Paiton Energy remains profitable, Edison Mission Energy expects the investment account to increase substantially during the next several years as earnings are expected to exceed cash distributions.

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

        While the Binding Term Sheet has been approved by the project lenders, Paiton Energy has not yet obtained approval of the amendment to the power purchase agreement by the project lenders. Paiton Energy and its government agency lenders have agreed to Summary Terms and Conditions for Debt Restructuring of Paiton Energy, which terms and conditions have been approved by the commercial bank lenders to the project. In addition, Paiton Energy must seek approval of the debt restructuring from its bond holders. Paiton Energy believes that the debt restructuring will receive the necessary approvals from the bond holders. Therefore, Edison Mission Energy believes that it will ultimately recover its investment in the project.

  BHP Fuel Supply Agreement Arbitration

        PT Batu Hitam Perkasa (BHP), one of the other shareholders in Paiton Energy, has reinstated the pending arbitration to resolve disputes under the fuel supply agreement between BHP and Paiton Energy. The arbitration had been stayed since 1999 to allow the parties to engage in settlement discussions to restructure the coal supply chain for the Paiton project. These discussions did not result in a settlement of all potential claims with respect to the restructuring of the coal supply chain, and BHP recently requested that the arbitration tribunal permit BHP to amend or supplement its statement of claims to assert additional claims against Paiton Energy for breach and termination of the fuel supply agreement. BHP's total claim, to date, is $250 million.

        Paiton Energy has entered into settlement negotiations with BHP. A settlement offer has been made, and BHP has indicated that it may be willing to accept that offer, subject to the execution of acceptable documentation and the timing of payment. Such settlement is subject to Paiton Energy obtaining approval of its lenders. Edison Mission Energy believes that the outcome of this arbitration will not have a material adverse effect on its consolidated financial position or results of operations.

Lakeland Project

        The combination of the introduction of the New Electricity Trading Arrangements (replacing the "pool" system of electricity sales in the United Kingdom) and the so-called Transfer Scheme (separating the supply and distribution businesses in the United Kingdom) required material amendment to Lakeland's power sales agreement and related documents. By October 2002, agreement had been reached with Norweb Energi Ltd (the counter-party under the Lakeland power sales agreement and an indirect subsidiary of TXU Europe) and all other relevant parties as to the form of the necessary amendments, but the documentation to implement this agreement was awaiting actual signature and has not yet been signed.

        On October 14, 2002, TXU Corp., the U.S. parent company of TXU Europe, announced that it would not provide additional funding for its European business and was considering selling all or a portion of this business. On October 21, 2002, TXU Corp. announced the sale by its indirect subsidiary, TXU (United Kingdom) Ltd. of all its retail customer contracts in the United Kingdom. Concurrently, TXU announced its intention to renegotiate certain power sales agreements, including the Lakeland power sales agreement, as part of an effort to restructure its operations and preserve creditor value. TXU further indicated that failure to renegotiate these agreements or otherwise to restructure its operations could result in the equivalent of bankruptcy in the United Kingdom for one or more of TXU's subsidiaries, including possibly Norweb Energi Ltd.

        Currently, Edison Mission Energy continues to deliver power under the Lakeland power sales agreement and Norweb Energi Ltd has made all payments. Edison Mission Energy cannot determine, however, the outcome of TXU's restructuring activities in Europe, nor the effect of such activities upon the Lakeland power sales agreement. If the power sales agreement is terminated, Edison Mission Energy could operate the Lakeland project as a merchant plant, but because of current depressed power prices in the United Kingdom market, Edison Mission Energy may not be able to operate the plant profitably in the near term. Although cash is held by the project, Edison Mission Energy does not anticipate any distributions unless and until the uncertainties surrounding the power sales agreement are resolved. Further, during the fourth quarter, Edison Mission Energy will complete an asset impairment evaluation taking into consideration continuing developments with respect to the power sales agreement. The condensed financial position of the Lakeland project at September 30, 2002 is set forth below:

September 30, 2002
(Unaudited) (in millions)
Cash	$32.4
Property, plant and equipment	138.0
Other assets	13.8

Total assets	$184.2

Accounts payable	$12.0
Debt	72.2
Deferred taxes	32.1
Equity	67.9

Total liabilities and equity	$184.2

Brooklyn Navy Yard Project

        Brooklyn Navy Yard is a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly-owned subsidiary of Edison Mission Energy owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. for damages in the amount of $136.8 million. Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons Corporation, in the Supreme Court of the State of New York, Kings County, Index No. 5966/97 asserting general monetary claims in excess of $13 million under the construction turnkey agreement. On March 26, 1998, the Superior Court in the California action granted PMNC's motion for attachment in the amount of $43 million against Brooklyn Navy Yard and attached a Brooklyn Navy Yard bank account in the amount of $0.5 million. Brooklyn Navy Yard unsuccessfully appealed the attachment order. On the same day, the court stayed all proceedings in the California action pending the New York action. PMNC's motion to dismiss the New York action was denied by the New York Supreme Court and further denied on appeal in September 1998. On March 9, 1999, Brooklyn Navy Yard filed a motion for partial summary judgment in the New York action. The motion was denied and Brooklyn Navy Yard has appealed. The appeal and the commencement of discovery were suspended until June 2000 to allow for voluntary mediation between the parties. The mediation ended unsuccessfully on March 23, 2000. On November 13, 2000, a New York appellate court issued a ruling granting summary judgment in favor of Brooklyn Navy Yard, striking PMNC's cause of action for quantum meruit, and limiting PMNC to its claims under the construction contract. On February 14, 2002, PMNC moved to amend the complaint in the New York action to add Edison Mission Energy as a defendant and to seek a $43 million attachment against Edison Mission Energy. This motion was heard on May 10, 2002, and the court issued an order denying the motion on June 21, 2002. Trial was originally scheduled for October 21, 2002, and has now been rescheduled for January 2, 2003. The parties filed motions for summary judgment in October 2002, but no hearings have been scheduled. In connection with a $407 million non-recourse project refinancing in 1997, Edison Mission Energy agreed to indemnify Brooklyn Navy Yard Cogeneration Partners and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to Brooklyn Navy Yard Cogeneration Partners' lenders. Any further payments which would be due to the contractor with respect to completion of construction of the power plant would be accounted for as an addition to the power plant investment. Furthermore, Edison Mission Energy's partner has executed a reimbursement agreement with Edison Mission Energy that provides recovery of up to $10 million over an initial amount, including legal fees, payable from its management fees, royalty fees, and distributions (if any) from the project. Edison Mission Energy believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

ISAB Project

        In connection with the financing of the ISAB project, which is located near Siracusa in Sicily, Italy, Edison Mission Energy has guaranteed for the benefit of the banks financing the construction of the ISAB project its subsidiary's obligation to contribute project equity and subordinated debt totaling up to approximately $36 million. The amount of payment under the obligation is contingent upon the outcome of an arbitration proceeding brought in 1999 by the contractor of the project against ISAB Energy. On April 19, 2002, the arbitration tribunal issued a partial award on liability dismissing 10 of the contractor's 14 claims. The tribunal found there was a legal and factual basis for a "slight extension" of the guaranteed completion date and a "slight indemnification" of the contractor in relation to the four successful claims. Certain additional minor claims of the contractor, together with ISAB Energy's counterclaims for defects and delay liquidated damages, are still to be heard by the tribunal on a date to be agreed by the parties or as otherwise directed by the tribunal. Edison Mission Energy believes that the outcome of this arbitration will not have a material adverse effect on its consolidated financial position or results of operations.

Regulatory Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which a wholly-owned subsidiary of Edison Mission Energy owns a 50% interest, sells all its output to the California Department of Water Resources under a power purchase agreement entered into on June 25, 2001. On February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the Federal Energy Regulatory Commission against all sellers of long-term contracts to the California Department of Water Resources, including Sunrise Power Company. The California Public Utilities Commission complaint alleged that the contracts are "unjust and unreasonable" on price and other terms, and requested that the contracts be abrogated. The California Electricity Oversight Board complaint made a similar allegation and requested that the contracts be deemed voidable at the request of the California Department of Water Resources or, in the alternative, abrogated as of a future date, to allow for the possibility of renegotiation. After hearings and intermediate rulings, on July 23, 2002, the Federal Energy Regulatory Commission dismissed with prejudice the California Public Utilities Commission and California Electricity Oversight Board complaints against Sunrise. Notwithstanding the fact that the July 23 order was, in part, a denial of rehearing sought previously, the California Public Utilities Commission and the Energy Oversight Board then filed a request for rehearing of the July 23 order. In a notice issued on September 20, 2002, the Federal Energy Regulatory Commission stated that it did not intend to act on such request. It is possible that the California Public Utilities Commission and the Energy Oversight Board may try to appeal within 60 days after the September 20, 2002 notice to the federal courts of appeal.

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

Regulatory Developments Affecting Doga Project

        On August 4, 2002, the Electricity Market License Regulation was implemented in Turkey. The new regulation contains, among other things, a requirement to obtain a generation license. Historically, Doga's Implementation Contract has been its sole license. The new regulation contemplates a fixed license obtaining fee and a yearly license fee based on the amount of energy generated, which will increase the project's costs of operation by an undetermined amount. In addition, the regulation allows the insertion of provisions in the license which are different than those in the Implementation Contract.

        The effect of the new regulation is still undetermined, as the new license provisions have not been specified. The new regulation requires Doga to apply for a generation license in March or April of 2003. If actions or inactions undertaken pursuant to the new regulation directly or indirectly impede, hinder, prevent or delay the operation of the Doga facility or increase Doga's cost of performing its obligations under its project documents, this may constitute a risk event under Doga's Implementation Contract. A risk event may permit Doga to request an increase in its tariff or, under certain circumstances, request a buyout of the project.

        On October 3, 2002, Doga and several other independent power producers filed a lawsuit in the Danistay, Turkey's high administrative court, against the Energy Market Regulatory Authority for the invalidation of certain provisions of the new regulation, arguing the unconstitutionality of the imposition of new license requirements that do not take into account the vested rights of companies presently performing electricity generation pursuant to previously agreed conditions.

Federal Income Taxes

        Edison International received a notice on August 7, 2002, from the Internal Revenue Service (IRS) asserting deficiencies in Edison Mission Energy's federal corporation income taxes for its 1994 to 1996 tax years. Edison International filed a timely protest to this notice. Edison Mission Energy believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of this matter will not result in a material impact on its consolidated results of operations or financial position.

Indemnities

  Subsidiary Indemnification Agreements

        Some of Edison Mission Energy's subsidiaries have entered into indemnification agreements, under which the subsidiaries agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of September 30, 2002, if payment were required, would be $218.1 million. Edison Mission Energy has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

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

  Litigation

        Edison Mission Energy experiences other routine litigation in the normal course of its business. None of such pending routine litigation is expected to have a material adverse effect on its consolidated financial position or results of operations.

Chicago In-City Obligation

        Pursuant to the acquisition documents for the purchase of generating assets from Commonwealth Edison, a subsidiary of Edison Mission Energy committed to install one or more gas-fired electric generating units having an additional gross dependable capacity of 500 MW at or adjacent to an existing power plant site in Chicago (referred to as the In-City Obligation). The acquisition documents require that commercial operation of this project commence by December 15, 2003. Due to additional capacity for new gas-fired generation in the Mid-America Interconnected Network, generally referred to as the MAIN Region, and the improved reliability of power generation in the Chicago area, Edison Mission Energy is in discussions with Commonwealth Edison and the City of Chicago regarding alternatives to construction of 500 MW of capacity, which Edison Mission Energy does not believe is needed at this time. There can be no assurance that these discussions will result in an agreement to terminate the In-City Obligation. If Edison Mission Energy were to install this additional capacity, it estimates that the cost could be as much as $320 million.

Contingent Obligations to Contribute Project Equity

Project	Local Currency	U.S. Currency
		(in millions)
Paiton(i)	—	$5.3
ISAB(ii)	36.8 million Euro	$36.3

(i)
Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, specified partner obligations or events of default. Edison Mission Energy's obligation to contribute contingent equity will not exceed $141 million. As of September 30, 2002, $113 million has been contributed as project equity and $23 million deposited with the loan trustee to provide for further contributions if called for. The figure above represents Edison Mission Energy's remaining unfunded commitments.

  For more information on the Paiton project, see "—Paiton Project" above.

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

  For more information on the ISAB project, see "—ISAB Project" above.

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

Three Months Ended	Americas	Asia Pacific	Europe and Middle East	Corporate/ Other	Total
	(Unaudited) (in millions)
September 30, 2002
Operating revenues	$766.4	$202.2	$125.7	$—	$1,094.3
Operating income (loss)	310.1	69.0	28.5	(30.0)	377.6
Total assets	$5,095.5	$3,345.6	$2,348.2	$438.2	$11,227.5
September 30, 2001
Operating revenues	$783.5	$195.7	$93.1	$1.0	$1,073.3
Operating income (loss)	403.7	59.9	16.3	(43.1)	436.8
Total assets	$6,644.6	$3,046.4	$3,157.4	$851.4	$13,699.8
Nine Months Ended	Americas	Asia Pacific	Europe and Middle East	Corporate/ Other	Total
	(Unaudited) (in millions)
September 30, 2002
Operating revenues	$1,479.1	$563.0	$410.6	$(1.8)	$2,450.9
Operating income (loss)	354.2	201.0	117.9	(114.5)	558.6
Total assets	$5,095.5	$3,345.6	$2,348.2	$438.2	$11,227.5
September 30, 2001
Operating revenues	$1,695.5	$341.4	$343.8	$2.3	$2,383.0
Operating income (loss)	628.6	130.9	97.2	(105.7)	751.0
Total assets	$6,644.6	$3,046.4	$3,157.4	$851.4	$13,699.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Operating revenues	$225.6	$242.2	$506.2	$1,036.4
Operating income	120.3	126.2	179.1	357.3
Net income	120.0	142.8	181.3	374.0

        The following table presents summarized financial information of Edison Mission Energy's significant subsidiary investment in oil and gas accounted for by the equity method. The significant subsidiary is Four Star Oil & Gas Company, in which Edison Mission Energy owns 37 percent.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Operating revenues	$50.2	$73.4	$158.5	$271.4
Operating income	18.9	43.4	68.2	185.8
Net income	11.8	27.5	46.7	116.2

NOTE 9. SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

	Nine Months Ended September 30,
	2002	2001
	(Unaudited) (in millions)
Cash paid
Interest (net of amount capitalized)	$441.3	$339.4
Income taxes (receipts)	$(387.9)	$27.7
Cash payments under plant operating leases	$245.7	$113.6
Details of assets acquired
Fair value of assets acquired	$—	$888.7
Liabilities assumed	—	(801.3)

Net cash paid for acquisitions	$—	$87.4

NOTE 10. CHANGES IN ACCOUNTING

Statement of Financial Accounting Standard No. 133

        In December 2001, the Derivative Implementation Group of the Financial Accounting Standards Board issued a revised interpretation of "Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," referred to as Statement No. 133 Implementation Issue Number C15. Under this revised interpretation, Edison Mission Energy's forward electricity contracts no longer qualify for the normal sales exception since Edison Mission Energy has net settlement agreements with its counter-parties. In lieu of following this exception in which Edison Mission Energy records revenue on an accrual basis, Edison Mission Energy believes its forward sales agreements qualify as cash flow hedges. Under a cash flow hedge, Edison Mission Energy records the fair value of the forward sales agreements on its balance sheet and records the effective portion of the cash flow hedge as part of other comprehensive income. The ineffective portion of its cash flow hedges is recorded directly in its income statement. Edison Mission Energy implemented this interpretation on April 1, 2002. Edison Mission Energy recorded assets at fair value of $11.9 million, deferred taxes of $5.5 million and a $6.4 million increase to other comprehensive income as the cumulative effect of adoption of this interpretation.

EITF Issue No. 02-03 Related to Energy Contracts

        In October 2002, the FASB Emerging Issues Task Force (commonly referred to as EITF) reached a consensus to rescind EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," subject to transition positions, as part of its deliberations on Issue No. 02-03,

"Recognition and Reporting of Gains and Losses on Energy Trading Contracts," under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." The rescission of EITF No. 98-10 means that energy trading and risk management activities will no longer be marked to market as trading activities, but will instead follow Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives" (SFAS No. 133). Under SFAS No. 133, each energy contract must be assessed to determine whether or not it meets the definition of a derivative subject to SFAS No. 133. If an energy contract meets the definition of a derivative, then it would be recorded at fair value (i.e., mark-to-market), subject to permitted exceptions. If an energy contract does not meet the definition of a derivative, then it would be recorded on an accrual basis. As a result of this new consensus, Edison Mission Energy will discontinue application of EITF No. 98-10 for its energy trading operations for all new contracts entered into after October 25, 2002 and will instead apply SFAS No. 133 to these transactions. Under the transition rules, Edison Mission Energy will record a cumulative change in accounting as of January 1, 2003 for any energy contracts entered into prior to October 25, 2002 that no longer qualify for mark-to-market accounting. Edison Mission Energy is conducting a review of its existing contracts to determine the impact of this change in accounting for contracts outstanding at October 25, 2002.

Statement of Financial Accounting Standard No. 142

        Effective January 1, 2002, Edison Mission Energy adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. The statement requires that goodwill should be tested for impairment using a two-step approach. The first step used to identify a potential impairment compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. The second step of the impairment test is a comparison of the implied fair value of goodwill to its carrying amount. The impairment loss is equal to the excess carrying amount of the goodwill over the implied fair value. Edison Mission Energy completed the first step described above for each of the components of its goodwill. The fair value of the reporting units for the Contact Energy and First Hydro operations was in excess of related book value at January 1, 2002. Accordingly, no impairment of the goodwill related to these reporting units was recorded upon adoption of this standard. Edison Mission Energy concluded that fair value of the reporting unit related to the Citizens Power LLC acquisition was less than its book value and, accordingly, the goodwill related to this reporting unit was impaired at January 1, 2002.

        During the third quarter of 2002, Edison Mission Energy completed the second step of the impairment test described above. Such analysis resulted in a goodwill impairment of $14 million, net of $8.8 million of income tax benefit, associated with the Citizens Power LLC acquisition. Estimates of fair value were determined using comparable transactions. In accordance with SFAS No. 142, this decrease to continuing operations was recorded as of January 1, 2002 as a cumulative effect of a change in accounting principle, reflected in our consolidated income statement for the nine months ended September 30, 2002.

        Included in "Restricted cash and other assets" on our consolidated balance sheet are customer contracts with a gross carrying amount of $23.9 million and accumulated amortization of $1.1 million at September 30, 2002. The contracts have a weighted average amortization period of 20 years. For the three and nine months ended September 30, 2002, the amortization expense was $0.3 million and $1.1 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal years 2003 through 2007 is $1.4 million each year.

        Changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2002 are as follows:

	Americas	Asia Pacific	Europe and Middle East	Total
	(in millions)
Carrying amount at December 31, 2001	$24.8	$359.5	$247.4	$631.7
Impairment losses	(22.8)	—	—	(22.8)
Intangibles reclassed to other assets	—	(24.8)	—	(24.8)
Translation adjustments and other	—	54.3	19.7	74.0

Carrying amount at September 30, 2002 (Unaudited)	$2.0	$389.0	$267.1	$658.1

        The following table sets forth what net income would have been exclusive of goodwill amortization for the three and nine months ended September 30, 2002 and September 30, 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Reported net income (loss)	$139.0	$(1,050.5)	$46.3	$(1,041.8)
Add back: Goodwill amortization, net of tax	—	7.3	—	11.7

Adjusted net income (loss)	$139.0	$(1,043.2)	$46.3	$(1,030.1)

Statement of Financial Accounting Standard No. 145

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The standard, effective on January 1, 2003, will require Edison Mission Energy, when adopted, to reclassify as part of Income from Continuing Operations, an extraordinary gain of $5.7 million, net of tax, recorded in December 2001. The extraordinary gain was attributable to the extinguishment of debt that was assumed by the third-party lessors in the December 2001 Homer City sale-leaseback transaction.

Statement of Financial Accounting Standard No. 146

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will be effective on January 1, 2003. The statement requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. Edison Mission Energy does not expect this standard to have a material impact on its consolidated financial statements.

NOTE 11. SUBSEQUENT EVENTS

        Employees at Edison Mission Energy's Illinois Plants in union-represented positions are covered by collective bargaining agreements that are due to expire December 31, 2005. These employees also had a retirement health care and other benefits plan agreement that expired on June 15, 2002. In October 2002, Edison Mission Energy reached an agreement with its union-represented employees on a new retirement health care and other benefits plan, which extends from January 1, 2003 through June 30, 2005. Edison Mission Energy will continue to provide benefits at the same level as those in the expired agreement until December 31, 2002.

        As described in our 2001 Annual Report on Form 10-K, Edison Mission Energy has been accounting for postretirement benefits obligations on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A substantive plan means that Edison Mission Energy is assuming for accounting purposes that it would provide for postretirement benefits to union-represented employees following conclusion of negotiations to replace the current benefits agreement, even though Edison Mission Energy has no legal obligation to do so. Under the new agreement, postretirement benefits will not be provided. Accordingly, Edison Mission Energy will treat this as a plan termination under SFAS No. 106 and will record a pre-tax gain of $70.7 million during the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion contains forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause differences in our results of operations are set forth under "—Edison Mission Energy's Credit Ratings" and "—Market Risk Exposures" below, and under "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of Mission Energy Holding Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The Management's Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Mission Energy Holding Company since December 31, 2001, and as compared to the third quarter and nine months ended September 30, 2001. This discussion presumes that the reader has read or has access to Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of Mission Energy Holding Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        On July 2, 2001, The Mission Group contributed to us all the outstanding common stock of Edison Mission Energy. The contribution of the common stock of Edison Mission Energy to us has been accounted for as a transfer of ownership of companies under common control, which is similar to a pooling of interest. This means that our historical financial results of operations and financial position will include the historical financial results and results of operations of Edison Mission Energy and its subsidiaries as though we had such ownership throughout the periods presented. Our only substantive liabilities are our obligations under the senior secured notes, the term loan and corporate overhead, including fees of our legal counsel, auditors and other advisors. We do not have any substantive operations other than through Edison Mission Energy and its subsidiaries and other investments. At September 30, 2002, we had consolidated assets of $11.2 billion and total shareholder's equity of $793 million.

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

        Edison Mission Energy is an independent power producer engaged in the business of owning or leasing and operating electric power generation facilities worldwide. Edison Mission Energy also conducts price risk management and energy trading activities in power markets open to competition. Edison International is Edison Mission Energy's ultimate parent company. Edison International also owns Southern California Edison Company, one of the largest electric utilities in the United States.

        As of September 30, 2002, Edison Mission Energy owned interests in 28 domestic and 51 international operating power projects with an aggregate generating capacity of 23,918 megawatts (MW), of which Edison Mission Energy's share was 19,102 MW. At that date, one domestic and five international projects, totaling 701 MW of generating capacity, of which Edison Mission Energy's anticipated share will be approximately 350 MW, were in construction. At September 30, 2002, Edison Mission Energy had consolidated assets of $11 billion and total shareholder's equity of $1.7 billion.

Current Developments

        A number of significant developments have adversely affected independent power producers and subsidiaries of major integrated energy companies who sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators). These developments include depressed market prices in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, and the decline of liquidity in the energy markets as a result of tightening credit and increasing concern about the ability of counter-parties to perform their obligations. In addition, many merchant generators and power trading firms have announced plans to improve their financial position through asset sales, the cancellation or deferral of substantial new development, significant reductions in or elimination of trading activities, decreases in capital expenditures, including cancellations of orders for new turbines, and reductions in operating costs.

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

        Notwithstanding these efforts, in 2002, Edison Mission Energy has been affected by lower wholesale prices of energy and capacity, particularly at its Homer City facilities in Pennsylvania, and by the diminished ability to enter into forward contracts for the sale of power primarily from these facilities because of the credit constraints affecting it and many of its counter-parties.

        Edison Mission Energy's Illinois Plants have been largely unaffected by these developments because Exelon Generation is under contract with Edison Mission Energy to buy substantially all of the capacity of these units for the balance of 2002. However, as permitted by the power purchase agreements, Exelon Generation has advised Edison Mission Energy that it will not purchase 2,684 MW of the capacity from its coal-fired units and 1,864 MW of capacity from its Collins Station and small peaking units for 2003 and 2004 and Exelon Generation has the further right to release an additional

3,043 MW for 2004. As a result, beginning in 2003, the portion of Edison Mission Energy's generation to be sold into the wholesale markets will significantly increase, thereby increasing its merchant risk. See "—Market Risk Exposures—Illinois Plants."

        As a result of these and other factors, Moody's downgraded our credit rating, Edison Mission Energy's credit rating and the credit ratings of Edison Mission Energy's largest subsidiary, Edison Mission Midwest Holdings, on October 1, 2002 as shown in the following table:

Rated Entities	Moody's Rating prior to Downgrade	Moody's Rating after Downgrade
Mission Energy Holding senior secured debt	Ba2	B3
Edison Mission Energy senior unsecured debt	Baa3	Ba3
Edison Mission Midwest Holdings Co. bank facility	Baa2	Ba2

        In addition, Standard & Poor's has placed our credit rating and Edison Mission Energy's credit ratings on CreditWatch with negative implications. See "—Liquidity and Capital Resources—Edison Mission Energy's Credit Ratings."

        Against this background, Edison Mission Energy has undertaken a number of actions to reduce its commitments and expenditures, thereby improving its cash flow. These actions include:

  •
  a reduction in its capital expenditure program by $363 million for the next five years as the result of the cancellation of an outstanding order for nine turbines and suspension of work on two selective catalytic reduction systems (commonly referred to as SCRs) for its Powerton Station;

  •
  suspension, beginning in January 2003, of operations at Units 1 and 2 of its Will County plant and Units 4 and 5 of its Collins Station in Illinois in order to reduce operating costs;

  •
  suspension of new business development activities; and

  •
  implementation of plans to reduce annual general and administrative expenses by $25 million.

        Edison Mission Energy has also reduced its already modest non asset-backed trading activities in Boston, and focused almost exclusively on the sale of power from its facilities and related risk management activities.

        In addition, Edison Mission Energy continues to review the possibility of sales of assets, but believes that current market conditions may inhibit its ability to obtain prices commensurate with its valuation of those investments which it might offer for sale. For a discussion of Edison Mission Energy's current financial condition, see "—Liquidity and Capital Resources."

Disposition of Investments in Energy Projects

        During the first quarter of 2002, Edison Mission Energy completed the sales of its 50% interests in the Commonwealth Atlantic and James River projects and its 30% interest in the Harbor project. Proceeds received from the sales were $44 million. During the second half of 2001, Edison Mission Energy recorded asset impairment charges of $32.5 million related to these projects based on the expected sales proceeds. No gain or loss was recorded from the sale of Edison Mission Energy's interests in these projects during the first quarter of 2002.

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

        As an aid in understanding Edison Mission Energy's results of operations, the following table summarizes revenues and operating income from Edison Mission Energy's major projects (in millions):

		Three Months Ended September 30,				Nine Months Ended September 30,
		2002		2001		2002		2001
Projects	Business Segment
		Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(Unaudited)
Operating revenues:
Illinois Plants	Americas	$529.5	48	$476.3	44	$971.1	40	$903.1	38
Homer City facilities	Americas	118.0	11	154.0	14	284.0	12	388.3	16
First Hydro	Europe	72.1	7	38.6	4	230.9	9	172.2	7
Big 4 projects(2)	Americas	69.2	6	82.0	8	103.8	4	211.4	9
Four Star(3)	Americas	3.6	—	20.0	—	18.4	1	89.2	4
Operating income:
Illinois Plants	Americas	$258.0		$216.9		$237.6		$134.8
Homer City facilities	Americas	29.9		74.6		21.3		162.5
First Hydro	Europe	10.4		0.4		49.4		53.1
Big 4 projects(2)	Americas	69.2		82.0		103.8		211.4
Four Star(3)	Americas	3.4		19.6		17.5		88.0

(1)
Represents percentage of Edison Mission Energy's consolidated operating revenues of these projects. The operating income of each major project varies on a quarterly basis, with losses expected from the Illinois Plants during the fall and winter months. Accordingly, on a three and nine-month basis the operating income of each of the above projects as a percentage of Edison Mission Energy's consolidated operating income is not meaningful.

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

        Edison Mission Energy operates predominantly in one line of business, electric power generation, with reportable segments organized by geographic regions: Americas, Asia-Pacific, and Europe and Middle East. The following discussion of Edison Mission Energy's operating results is set forth by region with reference to the performance of our major projects described above.

Americas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Operating revenues	$652.4	$652.5	$1,275.4	$1,339.7
Net gains from price risk management and energy trading	10.2	3.7	33.2	36.2
Equity in income from investments	103.8	127.3	170.5	319.6

Total operating revenues	766.4	783.5	1,479.1	1,695.5
Fuel and plant operations (including plant operating leases)	329.3	303.4	918.9	900.1
Depreciation and amortization	36.0	46.0	103.4	125.5
Asset impairment and other charges	85.9	24.5	85.9	24.5
Administrative and general	5.1	5.9	16.7	16.8

Operating income	$310.1	$403.7	$354.2	$628.6

Operating Revenues

        Operating revenues decreased $0.1 million and $64.3 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 year-to-date decrease primarily resulted from lower electric revenues from the Homer City facilities due to decreased generation and lower energy and capacity prices. On February 10, 2002, a subsidiary of Edison Mission Energy experienced a major unplanned outage due to a collapse of the SCR ductwork of one of the units at the Homer City facilities, known as Unit 3. The unit was restored to operation on April 4, 2002 and is operating with the SCR bypassed. As a result of the Unit 3 SCR ductwork collapse, Edison Mission Energy reviewed the similar structures on Units 1 and 2 and determined that as a precaution it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units, which had been scheduled to end on June 2, 2002. Unit 1 returned to service on June 28, 2002, and Unit 2 returned to service on June 26, 2002.

        Electric power generated at the Illinois Plants is sold under power purchase agreements with Exelon Generation Company. Exelon Generation is obligated to make capacity payments for the plants under contract and an energy payment for electricity produced by these plants. Edison Mission Energy's revenues under these power purchase agreements were $521.3 million and $486.8 million for the three-month periods ended September 30, 2002 and 2001, respectively. This represented 48% and 45% of Edison Mission Energy's consolidated operating revenues in 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, Edison Mission Energy's revenues under these power purchase agreements were $956.8 million and $912 million, respectively. This represented 39% and 38% of Edison Mission Energy's consolidated operating revenues in the first nine months of 2002 and 2001, respectively. For more information on these power purchase agreements, including committed capacity and energy purchases by Exelon Generation for 2003, see "—Market Risk Exposures—Illinois Plants."

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

        Total gains and losses from price risk management activities recorded at fair value under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging

Activities" (SFAS No. 133), were $(3.4) million and $0.6 million for the third quarter and $(3.4) million and $30.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in losses of $4 million and $34.1 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001, was primarily due to realized and unrealized gains in 2001 for a gas swap purchased to hedge a portion of Edison Mission Energy's gas price risk related to Edison Mission Energy's share of gas production in Four Star, an oil and gas company in which it has a minority interest and which it accounts for under the equity method. During the third quarter and nine months ended September 30, 2001, Edison Mission Energy recorded gains on these gas swaps of $7.9 million and $45.9 million, respectively, due to a decrease in gas prices. During the second quarter of 2002, Edison Mission Energy entered into hedge transactions related to the gas price risk of its investment in Four Star for 2002 with realized and unrealized losses totaling $1.3 million and $0.7 million for the third quarter and nine months ended September 30, 2002. In addition, during the third quarter and nine months ended September 30, 2001, Edison Mission Energy recorded a mark-to-market loss of $12.6 million and $20.8 million resulting from the change in market value of future contracts entered into with respect to a portion of its anticipated fuel purchases through 2002 at the Illinois Plants that did not qualify for hedge accounting under SFAS No. 133.

        Net gains from energy trading activities were $13.6 million and $3.1 million for the quarters ended September 30, 2002 and 2001, respectively, and $36.6 million and $5.5 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in net gains from trading activities in the third quarter and nine months ended September 30, 2002 of $10.5 million and $31.1 million, respectively, compared to the corresponding periods in 2001, was primarily due to gains realized on transmission congestion contracts entered into during the third quarter of 2002 and as a result of completing the restructuring of a power sales agreement with an unaffiliated electric utility during the first quarter of 2002. As part of the transaction, Edison Mission Energy purchased the power sales agreement held by a third party, modified its terms and conditions, and entered into a long-term power supply agreement with another party. Although the sale and purchase of power arising from these contracts will occur over their term, Edison Mission Energy has recorded net gains of $1.8 million and $20.6 million for the third quarter and nine months ended September 30, 2002, respectively, attributable to their fair value in accordance with EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (generally referred to as mark-to-market accounting). See "—Liquidity and Capital Resources—Edison Mission Energy's Subsidiary Financing Plans" for a discussion of the non-recourse debt incurred to finance the purchase of the power sales agreement.

        Equity in income from investments decreased $23.5 million and $149.1 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the same prior year periods. The 2002 decrease was primarily due to higher energy pricing during the nine-month period ended September 30, 2001.

Operating Expenses

        Fuel and plant operations, including plant operating leases, increased $25.9 million and $18.8 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. Fuel costs increased $31.7 million and decreased $14.6 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The third quarter increase was due to higher fuel costs at the Illinois Plants due to increased generation. The 2002 year-to-date decrease in fuel expense resulted from lower fuel costs at the Homer City facilities due to decreased generation in 2002, partially offset by higher fuel costs at the Illinois Plants.

        Plant operations costs decreased $25.6 million and $21.8 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 decrease was due to a decrease in plant operations costs at the Illinois Plants primarily due to higher maintenance costs in 2001 from planned outages and costs of additional security related to a strike at these plants during the third quarter of 2001.

        Plant operating leases increased $19.8 million and $55.2 million during the third quarter and nine months ended September 30, 2002, respectively, as compared to the corresponding periods of 2001, resulting primarily from lease costs related to the sale-leaseback commitments for the Homer City facilities. There were no comparable lease costs for the Homer City facilities during the first nine months of 2001.

        Depreciation and amortization expense decreased $10 million and $22.1 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the same periods last year. The 2002 decrease resulted from lower depreciation expense at the Homer City facilities due to the sale-leaseback transaction for the Homer City facilities to third-party lessors in December 2001.

        Asset impairment and other charges of $85.9 million for both the third quarter and the nine months ended September 30, 2002, consisted of $60.5 million related to the write-off of capitalized costs associated with the termination of the turbines from Siemens Westinghouse and $25.4 million related to the write-off of capitalized costs associated with the suspension of the Powerton Station SCR major capital environmental improvements project at the Illinois Plants. For more information on the write-off of capitalized costs, see "Note 6. Commitments and Contingencies—Capital Expenditures."

        Asset impairments of $24.5 million for both the third quarter and the nine months ended September 30, 2001, were required to write down Edison Mission Energy's investments to the estimated net proceeds from the planned sale of the James River and Nevada Sun-Peak projects. During the third quarter of 2001, Edison Mission Energy entered into agreements, subject to obtaining consents from third parties and other conditions precedent to closing, for the sale of its 50% interest in these projects. During the fourth quarter of 2001 and the first quarter of 2002, Edison Mission Energy completed the sales of its 50% interests in the Nevada Sun-Peak and James River projects, respectively.

        Administrative and general expenses consist of administrative and general expenses incurred at Edison Mission Energy's price risk management and energy trading operations in Boston, Massachusetts. For the third quarter and nine months ended September 30, 2002, there were no material changes in administrative and general expenses.

Operating Income

        Operating income decreased $93.6 million and $274.4 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 decrease was primarily due to lower operating income of $44.8 million for the third quarter and $141.1 million for the nine months ended September 30, 2002 from the Homer City facilities resulting from major unplanned outages at Units 1, 2 and 3, lower U.S. energy prices affecting Edison Mission Energy's investments in energy projects and its oil and gas investments as discussed above. Edison Mission Energy has completed their investigation of the Unit 3 outage event and submitted its findings to the contractor. The contractor has completed their preliminary investigation of the event and Edison Mission Energy is reviewing these preliminary findings. Both parties are working together to develop a suitable restoration plan to return the SCR to service with a targeted completion date of late May 2003. Edison Mission Energy faces increased emission allowance costs and possibly some loss of dispatch if the SCR is not returned to service for the 2003 NOx season (May-September). Edison Mission Energy believes that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor who installed the SCR.

Illinois Postretirement Benefits Other Than Pensions

        Employees at Edison Mission Energy's Illinois Plants in union-represented positions are covered by collective bargaining agreements that are due to expire December 31, 2005. These employees also had a retirement health care and other benefits plan agreement that expired on June 15, 2002. In October 2002, Edison Mission Energy reached an agreement with its union-represented employees on a new retirement health care and other benefits plan, which extends from January 1, 2003 through June 30, 2005. Edison Mission Energy will continue to provide benefits at the same level as those in the expired agreement until December 31, 2002.

        As described in our 2001 Annual Report on Form 10-K, Edison Mission Energy has been accounting for postretirement benefits obligations on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A substantive plan means that Edison Mission Energy is assuming for accounting purposes that it would provide for postretirement benefits to union-represented employees following conclusion of negotiations to replace the current benefits agreement, even though Edison Mission Energy has no legal obligation to do so. Under the new agreement, postretirement benefits will not be provided. Accordingly, Edison Mission Energy will treat this as a plan termination under SFAS No. 106 and will record a pre-tax gain of $70.7 million during the fourth quarter of 2002.

Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Operating revenues	$192.9	$196.1	$530.3	$334.7
Net losses from price risk management	(1.5)	(1.8)	(1.3)	(1.7)
Equity in income from investments	10.8	1.4	34.0	8.4

Total operating revenues	202.2	195.7	563.0	341.4
Fuel and plant operations (including transmission costs)	116.2	115.6	313.9	173.8
Depreciation and amortization	17.0	20.2	48.1	36.7

Operating income	$69.0	$59.9	$201.0	$130.9

Operating Revenues

        Operating revenues decreased $3.2 million and increased $195.6 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 third quarter decrease was primarily due to lower electric revenues from Contact Energy as a result of lower wholesale electricity prices in New Zealand caused by less favorable market conditions in 2002 partially offset by higher retail electricity volumes in 2002. The decrease was partially offset by higher electric revenues from the Loy Yang B and Valley Power Peaker plants in Australia. Edison Mission Energy had no comparable results for the Valley Power Peaker project in 2001. The 2002 year-to-date increase was primarily due to consolidating Contact Energy operating revenues as a result of Edison Mission Energy's increase in ownership to 51.2% majority-control in the company, effective June 1, 2001.

        Net losses from price risk management activities recorded at fair value decreased $0.3 million and $0.4 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 losses primarily represent the ineffective portion of a long-term contract with the State Electricity Commission of Victoria entered into by the Loy Yang B plant, which is a derivative that qualified as a cash flow hedge under SFAS No. 133. See "—Note 3. Accumulated Other Comprehensive Income (Loss)," for further discussion. The 2001 losses primarily resulted from the change in the market value of interest rate swaps and options that did not qualify for hedge accounting under SFAS No. 133, partially offset by gains representing the ineffective portion of the Loy Yang B long-term contract.

        Equity in income from investments increased $9.4 million and $25.6 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the same prior year periods. The 2002 increase is primarily due to an increase in Edison Mission Energy's share of income from the Paiton project of $30.1 million. Beginning January 1, 2002, Paiton Energy recorded revenue in accordance with the Binding Term Sheet, which is described in more detail under "—Note 6. Commitments and Contingencies—Contingencies—Paiton." Revenue recognized under the Binding Term Sheet is comprised of capacity payments (based on the availability of the power plant) and energy payments (based on electricity generated). Recognition of revenue on the basis of the Binding Term Sheet resulted in a net profit by Paiton Energy for the nine months ended September 30, 2002. Prior to the execution of the Binding Term Sheet, Edison Mission Energy assumed the lower end of a range of expected outcomes of negotiations of a revised power purchase agreement, which resulted in no recognition of income during the nine months ended September 30, 2001. Partially offsetting this increase in 2002 was a decrease in equity in earnings of Contact Energy, which was accounted for on the equity method of accounting prior to Edison Mission Energy's acquisition of a controlling interest in the company in June 2001.

Operating Expenses

        Fuel and plant operations increased $0.6 million and $140.1 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 year-to-date increase was primarily due to consolidating Contact Energy operating expenses, effective June 1, 2001.

        Depreciation and amortization expense decreased $3.2 million and increased $11.4 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 third quarter decrease was primarily due to lower amortization expense from Contact Energy as a result of adoption of SFAS No. 142, effective January 1, 2002. The 2002 year-to-date increase primarily reflects the consolidation of Contact Energy depreciation and amortization expenses, effective June 1, 2001.

Operating Income

        Operating income increased $9.1 million and $70.1 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 year-to-date increase was primarily due to consolidating Contact Energy's results of operations, effective June 1, 2001, increased profitability of Edison Mission Energy's Loy Yang B and Valley Power Peaker projects from higher energy prices, and higher equity in income from the Paiton project discussed above.

Europe and Middle East(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Operating revenues	$124.6	$85.2	$387.4	$337.5
Net gains (losses) from price risk management	(4.0)	4.5	(0.8)	2.6
Equity in income from investments	5.1	3.4	24.0	3.7

Total operating revenues	125.7	93.1	410.6	343.8
Fuel and plant operations	87.4	68.7	264.3	213.8
Depreciation and amortization	9.8	8.1	28.4	32.8

Operating income	$28.5	$16.3	$117.9	$97.2

(1)
The results of Ferrybridge and Fiddler's Ferry are not included in this table since the operations are classified as discontinued operations for all historical periods presented. For more information on Ferrybridge and Fiddler's Ferry, see "—Discontinued Operations."

Operating Revenues

        Operating revenues increased $39.4 million and $49.9 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 increase resulted primarily from higher electric revenues from the First Hydro plant due to increased volumes of power sales and higher ancillary services revenues during the first nine months of 2002, compared to the same prior year period. On March 27, 2001, the United Kingdom pool pricing system was replaced with a bilateral physical trading system referred to as the new electricity trading arrangements, generally referred to as NETA. The new electricity trading arrangements are described in further detail under "—Market Risk Exposures—United Kingdom." As a result of the bilateral market under the new electricity trading arrangements, First Hydro has entered into purchase and sales contracts covering greater volumes of power to optimize the timing of generation from First Hydro's pumped storage plants. The First Hydro plant is expected to provide for higher electric revenues during the winter months.

        Net gains (losses) from price risk management activities decreased $8.5 million and $3.4 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 gains (losses) primarily represent the change in market value of long-term commodity contracts entered into by the First Hydro plant for the purchase and sale of electricity that were recorded at fair value under SFAS No. 133 with changes in fair value recorded through the income statement, effective July 1, 2001.

        Equity in income from investments increased $1.7 million and $20.3 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the same prior year periods. The 2002 increase was due to higher profitability of Edison Mission Energy's interest in the ISAB project resulting from increased generation and settlement of an insurance claim. During the first half of 2001, Edison Mission Energy recorded losses from this project.

Operating Expenses

        Fuel, including purchased power, and plant operations increased $18.7 million and $50.5 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 increase was primarily due to increased volumes of power purchases, partially offset by lower plant operations costs at the First Hydro plant. Edison Mission Energy has reduced current operational costs in light of the low value of power in the United Kingdom market and has included the temporary suspension of service of units at both of the plants' power stations and a reduction in plant maintenance costs. The increase in power purchase costs reflects the changes under the new electricity trading arrangements, whereby First Hydro has purchased electricity to meet sales commitments when it was more cost-effective to purchase than to generate electricity, thus reducing the need for physical pumping or generating. In addition, due to the new trading arrangements, some costs previously paid by suppliers now are being paid by generators, and all market participants are being charged imbalance costs when their metered position differs from their contracted position. The new electricity trading arrangements are described in further detail under "—Market Risk Exposures—United Kingdom."

Operating Income

        Operating income increased $12.2 million and $20.7 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the same periods of 2001. The 2002 third quarter increase was primarily due to improved profitability from the First Hydro project due to the cost saving measures implemented during 2002 and the commercial strategy adopted for the placement of the First Hydro power and services in the market. The 2002 year-to-date increase was primarily due to the increase in equity in income from investments discussed above.

Corporate/Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Revenues:
Net gains (losses) from price risk management	$—	$1.0	$(1.8)	$2.3
Expenses:
Depreciation and amortization	3.1	3.0	8.8	8.4
Long-term incentive compensation	(3.3)	5.6	0.4	2.7
Administrative and general	30.2	35.5	103.5	96.9

Operating loss	$(30.0)	$(43.1)	$(114.5)	$(105.7)

        Net gains (losses) from price risk management activities recorded at fair value decreased $1 million and $4.1 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The losses primarily resulted from the change in market value of Edison Mission Energy's interest rate swaps with respect to its $100 million senior notes that did not qualify for hedge accounting under SFAS No. 133, which terminated in June 2002.

        Long-term incentive compensation expense consists of charges related to Edison Mission Energy's terminated phantom option plan. Compensation expense recorded relates to the annual vesting of benefits and interest earned on deferred payments. During the nine months ended September 30, 2002 and 2001, adjustments were made to reflect the decrease in market value of stock equivalent units.

        Administrative and general expenses decreased $5.3 million and increased $6.6 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 third quarter decrease was primarily due to Edison Mission Energy's refund of property insurance premiums from a captive insurance subsidiary of Edison International and lower business development costs. The 2002 year-to-date increase was primarily due to a pretax charge of approximately $4.3 million ($4.1 million was against first quarter earnings) for severance and other related costs. The charge resulted from a series of actions undertaken by Edison Mission Energy to reduce administrative and general operating costs, including reductions in management and administrative personnel.

Other Income (Expense)

        Interest and other income decreased $5.7 million and $16.8 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 decrease was primarily due to lower interest income and foreign exchange losses from Edison Mission Energy's intercompany loans.

        Gains on sale of assets were $41.9 million and $45.5 million for the third quarter and nine months ended September 30, 2001, respectively. Gains on the sale of assets included:

Project	Net Proceeds	Ownership Interest Sold	Date of Sale
Saguaro	$67.0	50%	September 20, 2001
Hopewell	26.5	25%	June 29, 2001

        Interest expense decreased $42.2 million and $1.3 million for the third quarter and nine months ended September 30, 2002, respectively, compared to the same prior year periods. The 2002 third quarter decrease was due to a combination of the following: a reduction in Edison Mission Energy's corporate debt from the proceeds of the sale-leaseback of the Homer City facilities in December 2001 and lower borrowings by Edison Mission Energy combined with lower interest rates on variable rate debt tied to LIBOR. For the nine months ended September 30, 2002, the decrease in interest expense at Edison Mission Energy was almost entirely offset by interest expense related to our $800 million senior secured notes and borrowings of $385 million under a term loan, both entered into on July 2, 2001. We had no comparable interest expense for the first six months of 2001.

Provision (Benefit) for Income Taxes

        During the nine months ended September 30, 2002, we calculated an effective tax provision rate (before deduction of minority interest) of 45% based on projected income for the year and related income taxes (excluding the additional tax benefits discussed below), compared to the annual effective tax provision rate for the first nine months of 2001 of 46%. The decrease in the annual effective rate is primarily due to increased earnings from taxable unconsolidated affiliates (and therefore not included in our consolidated tax provision) and is partially offset by an expected decrease in anticipated income from operations in the United Kingdom.

        During the third quarter of 2002, Edison Mission Energy recorded additional state tax benefits, net of federal income taxes, of $26.3 million resulting from changes in estimates of the 2001 and 2002 tax-allocation calculation completed by Edison International. Under the tax-allocation agreement, Edison Mission Energy's current state tax benefit is generally determined by using Edison International's combined state tax liability and calculating the difference between including and excluding Edison Mission Energy's taxable income or losses and state apportionment factors. During the third quarter of 2002, Edison International substantially completed preparation of its 2001 combined state income tax returns and changed its 2002 estimated state income tax projection. Edison Mission Energy expects that approximately $8.7 million of these additional benefits will not be paid until 2004.

        Edison International received a notice on August 7, 2002, from the Internal Revenue Service (IRS) asserting deficiencies in Edison Mission Energy's federal corporation income taxes for our 1994 to 1996 tax years. Edison International filed a timely protest to this notice. Edison Mission Energy believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of this matter will not result in a material impact on its consolidated results of operations or financial position.

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

Minority Interest

         Minority interest expense decreased $3.6 million and increased $5 million during the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 third quarter decrease was primarily due to lower profitability from Contact Energy in 2002. The 2002 year-to-date increase was due to accounting for Contact Energy on a consolidated basis, effective June 1, 2001, due to the purchase of additional shares of Contact Energy that increased Edison Mission Energy's ownership interest from 42.6% to a controlling interest of 51.2%.

Discontinued Operations

         As a result of the change in the prices of power in the United Kingdom and the anticipated negative impacts of such changes on earnings and cash flow, Edison Mission Energy offered for sale through a competitive bidding process the Ferrybridge and Fiddler's Ferry coal-fired power plants located in the United Kingdom. On December 21, 2001, Edison Mission Energy completed the sale of the power plants to two wholly-owned subsidiaries of American Electric Power. In addition, as part of the transactions, the purchasers acquired other assets and assumed specified liabilities associated with the plants. Edison Mission Energy acquired the plants in 1999 from PowerGen UK plc for £1.3 billion. Net proceeds from the sales of £643 million were used to repay borrowings outstanding under the existing debt facility related to the acquisition of the power plants. Edison Mission Energy recorded an after-tax loss during 2001 of $1.1 billion related to the loss on disposal of these assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of Ferrybridge and Fiddler's Ferry have been reflected as discontinued operations in the consolidated financial statements.

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

        On January 1, 2001, Edison Mission Energy recorded a $0.2 million, after tax, increase to income from continuing operations and a $230.2 million, after tax, decrease to other comprehensive income as the cumulative effect of the adoption of SFAS No. 133. See Note 2 on page 102 in our 2001 Annual Report on Form 10-K for further discussion of adoption of SFAS No. 133. Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C15 modified the normal sales and purchases exception to include electricity contracts which include terms that require physical delivery by the seller in quantities that are expected to be sold in the normal course of business. This modification had two significant impacts:

  •
  As a result of the new interpretation, Edison Mission Energy's Homer City forward sales contracts qualified for the normal sales and purchases exception commencing July 1, 2001. Based on this accounting guidance, on July 1, 2001, Edison Mission Energy eliminated the value of the Homer City forward sales contracts from its consolidated balance sheet. The cumulative effect of this change in accounting is reflected as a $15.5 million, after tax, decrease to other comprehensive income in 2001.
  •
  For the period between January 1, 2001 through June 30, 2001, Edison Mission Energy applied the normal sales and purchases exception for long-term commodity contracts that included both selling and purchasing electricity by its First Hydro plant. However, the criteria applicable to the buyer of power outlined under Statement No. 133 Implementation Issue Number C15 precluded the contracts from qualifying under the normal sales and purchases exception as of July 1, 2001 because First Hydro is not contractually obligated to maintain sufficient capacity to meet electricity needs of a customer. Accordingly, Edison Mission Energy recorded a $14.9 million, after tax, increase to income from continuing operations as the cumulative effect of change in accounting for derivatives in the consolidated income statement as of July 1, 2001. All subsequent changes in the fair value of these contracts were reflected in net gains (losses) from energy trading and price risk management in Edison Mission Energy's consolidated income statement.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Edison Mission Energy recorded a net gain (loss) of approximately $(2.2) million and $0.5 million during the third quarter of 2002 and 2001, respectively, and a net gain (loss) of approximately $(2.4) million and $2.2 million for the nine-month periods of 2002 and 2001, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in net gains (losses) from price risk management and energy trading in its consolidated income statement.

  Discussion of Initial Adoption of SFAS No. 142

        During the third quarter of 2002, Edison Mission Energy completed the steps necessary for the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Edison Mission Energy concluded that the goodwill related to the Citizens Power LLC acquisition was impaired as discussed under "New Accounting Standards." Retroactive to January 1, 2002, Edison Mission Energy recorded a $14 million, after tax, decrease to income from continuing operations as the cumulative effect of the adoption of SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

Mission Energy Holding's Liquidity

        Our ability to honor our obligations under the senior secured notes and the term loan after the two year interest reserve period (which expires July 15, 2003) and to pay overhead is substantially dependent upon the receipt of dividends from Edison Mission Energy and receipt of tax-allocation payments from our parent, The Mission Group and ultimately Edison International. The common stock of Edison Mission Energy has been pledged to secure all obligations with respect to the senior secured notes and the term loan. Part of the proceeds from the senior secured notes and the term loan were used to fund escrow accounts to secure the first four interest payments due under the senior secured notes and the interest payments for the first two years under the term loan. Other than the dividends received from Edison Mission Energy, funds received pursuant to our tax-allocation arrangements (see—Intercompany Tax-Allocation Payments") with our affiliates and the interest reserve account, we will not have any other source of funds to meet our obligations under the senior secured notes and the term loan. Dividends from Edison Mission Energy may be limited based on its earnings and cash flow, terms of restrictions contained in Edison Mission Energy's contractual obligations (including its corporate credit facility), charter documents, business and tax considerations, and restrictions imposed by applicable law. See "—Ability of Edison Mission Energy to Pay Dividends." As of September 30, 2002, we have not received any distributions from Edison Mission Energy during 2002 and, based on the current expectations, we do not expect to receive any distributions during the remainder of 2002 and 2003.

        At September 30, 2002, we had $44.8 million of cash and cash equivalents and $157.7 million in restricted cash. We plan to use our cash resources to meet our interest obligations under the secured notes and the term loan. Based on current interest rates, we expect to have sufficient cash resources, including tax-allocation payments, to pay interest on our debt obligations until July 2005 if the $100 million put option under the term loan is not exercised. See "—Description of Term Loan Put-Option." If the $100 million put option is exercised, we expect to have sufficient cash resources, including tax-allocation payments, to pay interest on our debt obligations until July 2004.

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

Edison Mission Energy's Credit Ratings

        On October 1, 2002, Moody's downgraded Edison Mission Energy's senior unsecured rating to Ba3 (below investment grade) from Baa3 (investment grade), and the ratings of its wholly-owned indirect subsidiaries, Edison Mission Midwest Holdings Co. (bank facility to Ba2 from Baa2) and Midwest Generation, LLC (lessor bonds to Ba3 from Baa3). The ratings remain under review for possible further downgrade. On October 10, 2002, Standard & Poor's placed the "BBB-" corporate ratings of Edison Mission Energy, Edison Mission Midwest Holdings Co., and Edison Mission Marketing & Trading Inc. on CreditWatch with negative implications.

        These ratings actions did not trigger any defaults under Edison Mission Energy's credit facilities or those of the other affected entities; however, the changed ratings will increase the borrowing costs under certain of those facilities. For interest payments on Edison Mission Energy's corporate credit facility, the applicable margin as determined by Edison Mission Energy's long-term credit ratings increased for Tranche A (to LIBOR + 3.625% from LIBOR + 2.375%) and Tranche B (to LIBOR + 3.50% from LIBOR + 2.25%). In addition to the interest payments, the facility fee as determined by Edison Mission Energy's long-term credit ratings increased for Tranche A (to 0.875% from 0.625%) and Tranche B (to 1.00% from 0.75%). Edison Mission Energy estimates its annual interest and lease costs will increase by $36.7 million as a result of the downgrade of its credit rating based on existing debt and lease agreements.

        As a result of these rating actions, Edison Mission Energy has:

  •
  provided additional collateral in the form of letters of credit ($5.2 million as of November 7, 2002, and it could be required to provide additional such collateral in the future) for the benefit of counter-parties in its price risk management and domestic trading activities related to accounts receivable and unrealized losses; and

  •
  posted a $41.9 million letter of credit to support the remaining portion of its equity contribution obligation in connection with its acquisition in February 2001 of a 50% interest in the CBK Power Co. Ltd. project in the Philippines.

        Moreover, as a result of these ratings actions, Edison Mission Energy could be required by market practice and contract to provide collateral for its United Kingdom trading activities. To this end, Edison Mission Energy's subsidiary, Edison Mission Operation and Maintenance Limited, has obtained a cash collateralized credit facility in the amount of £17 million, under which letters of credit totaling £11.4 million have been issued as of October 17, 2002. Edison Mission Energy also anticipates that sales of power from its Illinois Plants, Homer City facilities and First Hydro plants in the United Kingdom may require additional credit support over the next twelve months, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements could further increase the need for credit support for Edison Mission Energy's risk management and trading activities. Edison Mission Energy currently projects the potential working capital to support its price risk management and trading activities to be between $100 million and $200 million from time to time over the next twelve months.

        This downgrade in Edison Mission Energy's credit rating to below investment grade adversely impacts its ability to pay us dividends and, to the extent this situation continued beyond July 2004, it would adversely affect our ability to meet our debt service obligations. See "—Mission Energy Holding's Liquidity."

Downgrade of Edison Mission Midwest Holdings

        As a result of the downgrade of Edison Mission Midwest Holdings below investment grade, provisions in the agreements binding on Edison Mission Midwest Holdings and Midwest Generation will limit the ability of Edison Mission Midwest Holdings to use excess cash flow to make distributions to Edison Mission Energy. The following table summarizes the provisions restricting cash distributions (sometimes referred to as cash traps) and the related changes in the cost of borrowing by Edison

Mission Midwest Holdings under the applicable financing agreements. The currently applicable provisions are those set forth in the same row as the Moody's rating "Ba2."

S&P Rating	Moody's Rating	Cost of Borrowing Margin	Cash Trap
		(based on LIBOR)
BBB- or higher	Baa3 or higher	150	No cash trap
BB+	Ba1	225	50% free cash trapped until six month debt service reserve is funded
BB	Ba2	275	100% of free cash trapped
BB-	Ba3	325	100% of free cash trapped
B+	B1	325	100% cash sweep by lenders to repay debt (i.e., 100% of free cash trapped and used to repay debt)

        As part of the sale-leaseback of the Powerton and Joliet power stations, Midwest Generation loaned the proceeds ($1.367 billion) to Edison Mission Energy in exchange for promissory notes in the same aggregate amount. Debt service payments by Edison Mission Energy on the promissory notes are used by Midwest Generation to meet its payment obligations under these leases. Furthermore, Edison Mission Energy has guaranteed the lease obligations of Midwest Generation under these leases. Edison Mission Energy's obligations under the promissory notes payable to Midwest Generation are general obligations of Edison Mission Energy and are not contingent upon receiving distributions from Edison Mission Midwest Holdings. See "—Historical Distributions Received by Edison Mission Energy—Edison Mission Midwest Holdings (Illinois Plants)" for a discussion of implications for the Powerton and Joliet leases.

        As a result of the downgrade of Edison Mission Energy's subsidiary, Edison Mission Midwest Holdings, to Ba2, provisions in the agreements binding on Edison Mission Midwest Holdings require it to deposit each quarter 100% of its defined excess cash flow into a cash flow recapture account held and maintained by the collateral agent. On October 31, 2002, Edison Mission Midwest Holdings deposited $50 million into the cash flow recapture account in accordance with these provisions. Edison Mission Midwest Holdings will be required to make deposits into the cash flow recapture account at the end of each such quarter in an amount equal to that quarter's excess cash flow. The funds in the cash flow recapture account may be used only to meet debt service obligations of Edison Mission Midwest Holdings if funds are not otherwise available from working capital.

Possible Downgrade of Edison Mission Marketing & Trading

        Pursuant to the Homer City sale-leaseback documents, a downgrade of Edison Mission Marketing & Trading to below investment grade would restrict the ability of EME Homer City Generation to sell forward the output of the Homer City facilities. Under the sale-leaseback documents, EME Homer City Generation may only engage in permitted trading activities as defined in the documents. These documents include a requirement that the counter-party to such transactions, and EME Homer City Generation, if acting as seller to an unaffiliated third party, be investment grade. Edison Mission Energy currently sells all of the output from the Homer City facilities through Edison Mission Marketing & Trading, and EME Homer City Generation is not rated. Therefore, in order for Edison Mission Energy to continue to sell forward the output of the Homer City facilities in the event of a downgrade in Edison Mission Marketing & Trading's credit, either: (1) Edison Mission Energy must obtain a waiver from the sale-leaseback owner participant to permit EME Homer City Generation to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the investment grade requirements of the sale-leaseback documents. Edison Mission Energy has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City Generation to enter into limited amounts of such sales, under specified conditions, through September 25, 2003. Edison Mission Energy is permitted to sell the output of the Homer City facilities into the Pennsylvania-New Jersey-Maryland Power Pool (PJM) at any time. See "—Market Risks—Homer City Facilities."

Edison Mission Energy's Liquidity

        Edison Mission Energy has a $486.7 million corporate credit facility which includes a one-year $275 million component, Tranche A, that expires on September 16, 2003 and a three-year $211.7 million component, Tranche B, that expires on September 17, 2004. At September 30, 2002, Edison Mission Energy had borrowing capacity under this facility of $416.5 million and corporate cash and cash equivalents of $67.2 million. Edison Mission Energy plans to utilize the corporate credit facilities to provide credit support for its marketing and trading operations and fund corporate expenses as necessary depending on the timing and amount of distributions from its subsidiaries. During the first quarter of 2002, cash flow included distributions from Edison Mission Energy's investments in partnerships made subsequent to their receipt of payments of past due accounts receivable from Southern California Edison on March 1, 2002. Total amounts paid to these partnerships by Southern California Edison were $415 million, of which Edison Mission Energy's share was $206.2 million. In addition, Edison Mission Energy received $368 million in tax-allocation payments from its ultimate parent company. These and cash distributions from Edison Mission Energy's subsidiaries represent its major source of cash to meet its cash requirements. The timing and amount of distributions from Edison Mission Energy's subsidiaries may be affected by many factors beyond its control. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Risk Factors" included in Item 7 of Mission Energy Holding Company's Annual Report on Form 10-K for the year ended December 31, 2001. Also see "—Historical Distributions Received by Edison Mission Energy—Restricted Assets of Edison Mission Energy's Subsidiaries." In addition, the timing and amount of tax-allocation payments are dependent on the consolidated taxable income of Edison International and its subsidiaries. See "—Intercompany Tax-Allocation Payments."

        In September 2002, Edison Mission Energy amended Tranche A of its corporate credit facility to extend the expiration period to September 16, 2003 and to reduce the amount available from $538.3 million to $275 million. Tranche B of the corporate credit facility in the amount of $211.7 million expires on September 17, 2004. The credit facility provides credit available in the form of cash advances or letters of credit. At September 30, 2002, there were no cash advances outstanding under either Tranche and $70.1 million of letters of credit outstanding under Tranche B. In addition to the interest payments, Edison Mission Energy pays a facility fee as determined by its long-term credit ratings (0.625% and 0.75% at September 30, 2002 for Tranche A and Tranche B, respectively) on the entire credit facility independent of the level of borrowings.

        As part of the amendment to its credit agreement, Edison Mission Energy agreed to utilize, in lieu of the interest coverage ratio that is included in its articles of incorporation and bylaws, an interest coverage ratio that is based on cash received by Edison Mission Energy, including tax-allocation payments, cash disbursements and interest paid. At September 30, 2002, Edison Mission Energy met this new interest coverage ratio. The interest coverage ratio in Edison Mission Energy's articles of incorporation and bylaws remains relevant for determining its ability to make distributions. See "—Edison Mission Energy's Interest Coverage Ratio."

Discussion of Historical Cash Flow

Cash Flows From Operating Activities

        Net cash provided by (used in) operating activities:

	Nine Months Ended September 30,
	2002	2001
	(Unaudited) (in millions)
Continuing operations	$617.7	$94.8
Discontinued operations	36.0	(58.1)

	$653.7	$36.7

        The higher operating cash flow from continuing operations in the first three quarters of 2002, compared to 2001, reflects higher distributions from energy projects. In March 2002, Edison Mission Energy received distributions from its investments in partnerships subsequent to their receipt of payments of past due accounts receivable from Southern California Edison. Lower distributions from energy projects during 2001 primarily resulted from the delay in payments from the California utilities to Edison Mission Energy's investments in California qualifying facilities. In addition, we and Edison Mission Energy received $45.5 million and $368 million, respectively, in tax-allocation payments from Edison International during the first nine months of 2002. For further discussion on the tax-allocation payments, see "—Intercompany Tax-Allocation Payments." The change in operating cash flow from continuing operations in the first three quarters of 2002 was also due to the timing of cash payables related to working capital items. Net working capital at September 30, 2002 was $748.5 million compared to $288.1 million at December 31, 2001.

        Cash provided by operating activities from discontinued operations in 2002 reflects the settlement of working capital items from the Ferrybridge and Fiddler's Ferry power plants during the first three quarters of 2002.

Cash Flows From Financing Activities

        Net cash provided by (used in) financing activities:

	Nine Months Ended September 30,
	2002	2001
	(Unaudited) (in millions)
Continuing operations	$(204.5)	$628.8
Discontinued operations	—	(201.6)

	$(204.5)	$427.2

        Cash used in financing activities from continuing operations during the first three quarters of 2002 consisted of Edison Mission Energy's payment of $100 million of senior notes that matured, net payments of $80 million on its $487 million corporate credit facility, $44 million related to debt service payments of one of its subsidiaries, and payments of $86 million from its Coal and Capex facility. In addition, a wholly-owned subsidiary of Edison Mission Energy borrowed $84 million under a note purchase agreement in January 2002. For further discussion of the note purchase agreement, see "—Edison Mission Energy Subsidiary Financing Plans." Edison Mission Energy also received $54 million from a swap agreement with a bank related to lease payments with its Homer City facilities. As of September 30, 2002, we had recourse debt of $1.2 billion on our consolidated balance sheet.

Edison Mission Energy had recourse debt of $1.9 billion, with an additional $4.1 billion of non-recourse debt (debt which is recourse to specific assets or subsidiaries, but not to Edison Mission Energy) on its consolidated balance sheet.

        Cash provided by financing activities from continuing operations during the first three quarters of 2001 consisted of $800 million from the issuance of 13.5% senior secured notes in July 2001, due in 2008 and borrowings of $385 million under a new term loan in July 2001. Dividends totaling $811.2 million were paid by us to The Mission Group and ultimately to Edison International, our ultimate parent company during the quarter ended September 30, 2001. In addition, Edison Mission Energy had issuances under its corporate credit facilities, issued $600 million of 9.875% senior notes in April 2001, due in 2011 and issued $400 million of 10% senior notes in August 2001, due in 2008. In addition, Edison Mission Energy paid dividends totaling $65 million and $32.5 million to The Mission Group and us, respectively, and, ultimately $96.5 million was paid to Edison International, its ultimate parent company.

        Cash used in financing activities from discontinued operations during the first three quarters of 2001 was primarily related to the repayment of a loan from Edison Capital, an affiliate.

Cash Flows From Investing Activities

        Net cash used in investing activities:

	Nine Months Ended September 30,
	2002	2001
	(Unaudited) (in millions)
Continuing operations	$(126.7)	$(631.5)
Discontinued operations	—	(30.5)

	$(126.7)	$(662.0)

        Cash used in investing activities from continuing operations during the first three quarters of 2002 included $80.1 million paid for the purchase of a power sales agreement held by a third party. Edison Mission Energy invested $516.5 million in the first three quarters of 2002 in new plant and equipment principally related to the Valley Power Peaker project in Australia, the Illinois Plants, the Homer City facilities, and payments related to three turbines to Siemens Westinghouse. Also, included in capital expenditures during the first three quarters of 2002 were payments for three turbines purchased under the Edison Mission Energy Master Turbine Lease with funds from restricted cash of $61.1 million, which reduced Edison Mission Energy's restricted cash. In addition, $25 million of restricted cash was used to satisfy Edison Mission Energy's obligation related to the termination of the Edison Mission Energy Master Turbine Lease, thereby reducing its restricted cash account. In addition, included in capital expenditures during the first nine months of 2002 was a $300 million payment for the Illinois peaker power units that were subject to a lease with $255 million received as a repayment of the note receivable held by Edison Mission Energy. Through the first three quarters of 2002, $18.3 million was paid in equity contributions for Phase II of the Sunrise project. Edison Mission Energy received proceeds of $44 million from the sales of its 50% interests in the Commonwealth Atlantic and James River projects and its 30% interest in the Harbor project during the first quarter of 2002. In addition, Edison Mission Energy received $78.5 million as a return of capital from the Kern River and Sycamore projects subsequent to their receipt of payments of past due accounts receivable from Southern California Edison during the first quarter of 2002. Restricted cash totaling $53 million was used to meet Edison Mission Energy's lease payment obligations.

        Cash used in investing activities from continuing operations during the first three quarters of 2001 included restricted cash related to a portion of the net proceeds from the sale of the senior secured notes and the term loan placed into an escrow account of approximately $298 million on July 2, 2001. Equity contributions made by Edison Mission Energy totaling approximately $134 million to meet capital calls by partnerships that were owed money by Southern California Edison and Pacific Gas and Electric, following the failure by those entities to pay amounts due for power sold under those agreements also contributed to the net cash used in investing activities in 2001. Southern California Edison repaid all outstanding amounts on March 1, 2002, and Pacific Gas and Electric is making payments against defaulted amounts on a schedule that should allow for payment in full by the end of the first quarter of 2003. Through the first three quarters of 2001, $3.8 million was paid towards the purchase price and $1.5 million in equity contributions for the Italian Wind projects, $20 million was paid for the purchase of the 50% interest in the CBK project and $59.5 million was paid for the purchase of additional shares in Contact Energy. In June 2001, Edison Mission Energy also completed the sale of a 50% interest in the Sunrise project to Texaco for $84 million. Edison Mission Energy invested $170 million during the first three quarters of 2001 in new plant equipment principally related to the Homer City facilities and Illinois Plants.

Historical Distributions Received By Edison Mission Energy

        The following table is presented as an aid in understanding the cash flow of Edison Mission Energy and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and interest costs of recourse debt. Distributions for the first nine months of each year are not necessarily indicative of annual distributions due to the seasonal fluctuations in Edison Mission Energy's business.

	Nine Months Ended September 30,
	2002	2001
	(Unaudited) (in millions)
Distributions from Consolidated Operating Projects:
Edison Mission Midwest Holdings (Illinois Plants)	$—	$—
EME Homer City Generation L.P. (Homer City facilities)	—	43.7
First Hydro Holdings	—	51.6
Holding companies of other consolidated operating projects	21.2	0.3
Distributions from Non-Consolidated Operating Projects:
Distributions from Big 4 projects(1)	111.8	128.8
Distributions from Four Star Oil and Gas Company	21.0	56.6
Distributions from other non-consolidated operating projects	66.3	18.7

Total Distributions	$220.3	$299.7

(1)
The Big 4 projects are comprised of investments in the Kern River project, Midway-Sunset project, Sycamore project and Watson project. Distributions do not include either capital contributions made during the California energy crisis or the subsequent return of such capital. Distributions reflect the amount received by Edison Mission Energy after debt service payments by Edison Mission Energy Funding Corp.

        Changes in distributions between the nine-month periods were due to:

  •
  Lower market prices for energy and capacity and major unplanned outages at the Homer City facilities during the first nine months of 2002. See "—Results of Operations—Americas."

  •
  Lower profitability of the First Hydro project.

  •
  Current payment during 2002 of accounts receivable by the Big 4 Projects from Southern California Edison, compared to delayed payment during 2001 as a result of the California energy crisis.

  •
  Lower profitability in 2002 of Four Star Oil and Gas Company due to lower natural gas prices.

  •
  Higher distributions from Edison Mission Energy's partnership interests in other California partnerships.

  •
  Distributions from Edison Mission Energy's Italian Wind project for the first time in 2002. The project has transitioned from the construction phase to commercial operations for a majority of its units.

Restricted Assets of Edison Mission Energy's Subsidiaries

        Each of Edison Mission Energy's direct or indirect subsidiaries is organized as a legal entity separate and apart from Edison Mission Energy and its other subsidiaries. Assets of Edison Mission Energy subsidiaries are not available to satisfy its obligations or the obligations of any of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law and the terms of financing arrangements of the parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Edison Mission Energy or to an Edison Mission Energy affiliate. Set forth below is a description of covenants binding Edison Mission Energy's principal subsidiaries that may restrict the ability of those entities to make distributions to Edison Mission Energy directly or indirectly through the other holding companies owned by Edison Mission Energy:

  Edison Mission Midwest Holdings (Illinois Plants)

        Edison Mission Midwest Holdings is the borrower under a $1.869 billion credit facility with a group of commercial banks. The funds borrowed under this facility were used to fund the acquisition of the Illinois Plants and provide working capital to such operations. Midwest Generation LLC, a wholly-owned subsidiary of Edison Mission Midwest Holdings, owns, leases or operates the Illinois Plants. Midwest Generation entered into sale-leaseback transactions for the Collins Station as part of the original acquisition and for the Powerton Station and the Joliet Station in August 2000. In order to make a distribution from Edison Mission Midwest Holdings to Edison Mission Energy, Edison Mission Midwest Holdings and Midwest Generation must be in compliance with the covenants specified in these agreements, including maintaining a minimum credit rating. Due to the downgrade of the credit rating of Edison Mission Midwest Holdings, no distributions can currently be made by Edison Mission Midwest Holdings to Edison Mission Energy at this time. See "—Edison Mission Energy's Credit Ratings."

        Edison Mission Midwest Holdings must also maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. Edison Mission Energy expects that revenues for 2003 from Exelon Generation will represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. Failure to meet such historical debt service coverage ratio is an event of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders to accelerate the due date of the obligations of Edison Mission Midwest Holdings or associated with the Collins lease, may result in an event of default under the Powerton and Joliet leases. At September 30, 2002, Edison Mission Midwest Holdings met the historical debt service coverage ratio.

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

  •
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

  •
  At the end of each quarter, the equity and debt portions of rent then due and payable must have been paid.

  •
  The senior rent service coverage ratio (discussed in item 1 above) projected for each of the prospective two twelve-month periods must be greater than 1.7 to 1.

  •
  No more than two rent default events may have occurred, whether or not cured. A rent default event is defined as the failure to pay the equity portion of the rent within five business days of when it is due.

        At September 30, 2002, Edison Mission Energy met the above financial performance measures. However, as a result of lower wholesale prices of electricity and capacity and the adverse impact of the plant outages, Edison Mission Energy does not expect EME Homer City Generation to have funds available for distributions to Edison Mission Energy for the remainder of 2002.

  First Hydro Holdings

        A subsidiary of First Hydro Holdings, First Hydro Finance plc, is the borrower of £400 million of Guaranteed Secured Bonds due in 2021. In order to make a distribution, First Hydro Finance must be in compliance with the covenants specified in its bond indenture, including the following interest coverage ratio:

  •
  As determined on June 30 and December 31 of each year, the ratio of net revenues (which is generally the consolidated profit of First Hydro Holdings and its subsidiaries before tax) to interest payable on the Guaranteed Secured Bonds for the prior twelve-month period (taken as a whole) must be greater than 1.2 to 1.

        First Hydro's interest coverage ratio must also exceed a minimum default threshold included in the Guaranteed Secured Bonds. When measured for the twelve-month period ended June 30, 2002, First Hydro's interest coverage ratio was above the default threshold but below the minimum required to permit distributions. Edison Mission Energy believes that if market and trading conditions experienced thus far in 2002 are sustained for the balance of the year, First Hydro's interest coverage ratio will also be above the distribution threshold when measured for the twelve-month period ended December 31, 2002. Compliance by First Hydro with these and other requirements of its bond financing documents is subject, however, to market conditions for the sale of energy and ancillary services.

  Edison Mission Energy Funding Corp. (Big 4 Projects)

        Edison Mission Energy's subsidiaries, which we refer to as the "Guarantors," that hold Edison Mission Energy's interests in the Big 4 Projects completed a $450 million secured financing in December 1996. Edison Mission Energy Funding Corp., a special purpose Delaware corporation, issued notes ($260 million) and bonds ($190 million), the net proceeds of which were lent to the Guarantors in exchange for a note. The Guarantors have pledged their ownership interests in the Big 4 Projects to Edison Mission Energy Funding as collateral for the note. All distributions receivable by the Guarantors from the Big 4 Projects are deposited into a trust account from which debt service payments are made on the obligations of Edison Mission Energy Funding and from which distributions may be made to Edison Mission Energy if Edison Mission Energy Funding is in compliance with the terms of the covenants in its financing documents, including the following requirements measured on the date of distribution:

  •
  The debt service coverage ratio for the preceding four fiscal quarters is at least 1.25 to 1.

  •
  The debt service coverage ratio projected for the succeeding four fiscal quarters is at least 1.25 to 1.

        The debt service coverage ratio is determined by the amount of distributions received by the Guarantors from the Big 4 Projects during the relevant quarter divided by the debt service (principal and interest) on Edison Mission Energy Funding's notes and bonds paid or due in the relevant quarter. At September 30, 2002, there were no restrictions under these covenants on Edison Mission Energy's ability to receive distributions. Although the credit ratings of Edison Mission Energy Funding's notes and bonds were recently subject to a downgrade to below investment grade, this will have no effect on the ability of the Guarantors to make distributions to Edison Mission Energy.

Other Matters Related to Distributions from Subsidiaries or Affiliates

        Paiton Project—Paiton Energy and PT PLN have completed negotiations on an amendment to the power purchase agreement which incorporates the terms and conditions of the Binding Term Sheet into the power purchase agreement. While the project lenders have approved the Binding Term Sheet, Paiton Energy has yet to obtain approval of the amendment to the power purchase agreement by the project lenders. Paiton Energy and its government agency lenders have agreed to Summary Terms and Conditions for Debt Restructuring of Paiton Energy, which terms and conditions have been approved by the commercial bank lenders to the project. In addition, Paiton Energy must seek approval of the debt restructuring from its bond holders. Distributions from the project will not occur until restructuring of the senior debt has been completed, and in any case, are not likely to commence until at least 2006.

        Lakeland Project—The combination of the introduction of the New Electricity Trading Arrangements (replacing the "pool" system of electricity sales in the United Kingdom) and the so-called Transfer Scheme (separating the supply and distribution businesses in the United Kingdom) required material amendment to Lakeland's power sales agreement and related documents. By October 2002, agreement had been reached with Norweb Energi Ltd (the counter-party under the Lakeland power sales agreement and an indirect subsidiary of TXU Europe) and all other relevant parties as to the form of the necessary amendments, but the documentation to implement this agreement was awaiting actual signature and has not yet been signed.

        On October 14, 2002, TXU Corp., the U.S. parent company of TXU Europe, announced that it would not provide additional funding for its European business and was considering selling all or a portion of this business. On October 21, 2002, TXU Corp. announced the sale by its indirect subsidiary, TXU (United Kingdom) Ltd. of all its retail customer contracts in the United Kingdom. Concurrently, TXU announced its intention to renegotiate certain power sales agreements, including the Lakeland power sales agreement, as part of an effort to restructure its operations and preserve creditor value. TXU further indicated that failure to renegotiate these agreements or otherwise to restructure its operations could result in the equivalent of bankruptcy in the United Kingdom for one or more of TXU's subsidiaries, including possibly Norweb Energi Ltd.

        Currently, Edison Mission Energy continues to deliver power under the Lakeland power sales agreement and Norweb Energi Ltd has made all payments. Edison Mission Energy cannot determine, however, the outcome of TXU's restructuring activities in Europe, nor the effect of such activities upon the Lakeland power sales agreement. If the power sales agreement is terminated, Edison Mission Energy could operate the Lakeland project as a merchant plant, but because of current depressed power prices in the United Kingdom market, Edison Mission Energy may not be able to operate the plant profitably in the near term. Although cash is held by the project, Edison Mission Energy does not anticipate any distributions unless and until the uncertainties surrounding the power sales agreement are resolved. Further, during the fourth quarter, Edison Mission Energy will complete an asset impairment evaluation taking into consideration continuing developments with respect to the power sales agreement. The condensed financial position of the Lakeland project at September 30, 2002 is set forth below:

September 30, 2002
(Unaudited) (in millions)
Cash	$32.4
Property, plant and equipment	138.0
Other assets	13.8

Total assets	$184.2

Accounts payable	$12.0
Debt	72.2
Deferred taxes	32.1
Equity	67.9

Total liabilities and equity	$184.2

        ISAB Project—Edison Mission Energy owns a 49% interest in the ISAB project in Italy. The project has recently renewed its insurance coverage which, because of the events of September 11, 2001 and the resulting constraints in the insurance industry, is not compliant with the insurance requirements set out in the facility loan documentation. While Edison Mission Energy believes the coverage obtained is the maximum available at the current time at reasonable commercial rates, deviations from the specified coverages nevertheless require approval of the lending group. Additionally, Edison Mission Energy's partner in the project wishes to transfer its ownership of certain of the project-related assets to an affiliate company and is seeking lender approval for this. Finally, the project is required to provide the lending group periodically with a long-term forecast which is used to determine the loan life coverage ratio based on, among other things, a set of technical assumptions for the project which must be approved by the technical adviser to the lenders. In part because of the overall group-wide cost analysis being undertaken by Edison Mission Energy, preparation of the technical assumptions has been delayed beyond its due date, thereby delaying preparation of the forecast and the calculation of the loan life coverage ratio. Edison Mission Energy does not expect to receive distributions from the project until these issues have been resolved with the project's lending group. It is anticipated that these matters will be resolved in 2003.

Mission Energy Holding's Interest Coverage Ratio

        Our interest coverage ratio is comprised of interest income and expense related to our holding company activities and the consolidated financial information of Edison Mission Energy. For a complete discussion of Edison Mission Energy's interest coverage ratio and the components included therein, see "—Edison Mission Energy's Interest Coverage Ratio," below. The following table sets forth an actual and pro forma calculation of our interest coverage ratio for the twelve months ended September 30, 2002 and the year ended December 31, 2001 (in millions):

		December 31, 2001
	September 30, 2002	Actual	Pro Forma Adjustments(1)	Pro Forma
	(Unaudited)
Funds Flow From Operations:
Edison Mission Energy	$613.1	$498.4		$498.4
Less: Operating cash flow from unrestricted subsidiaries	(16.1)	—		—
Add: Outflows of funds from operations of projects sold	(10.0)	103.3		103.3
Mission Energy Holding	9.5	4.9	$4.9	9.8

	$596.5	$606.6	$4.9	$611.5

Interest Expense:
Edison Mission Energy	$300.4	$304.7		$304.7
Edison Mission Energy—affiliate debt	1.8	3.4		3.4
Mission Energy Holding interest expense	159.5	82.2	$79.7	161.9
Less: Interest savings on projects sold	(0.3)	(4.5)		(4.5)

	$461.4	$385.8	$79.7	$465.5

Interest Coverage Ratio	1.29	1.57		1.31

(1)
The pro forma adjustments assume the issuance of the 13.5% senior secured bonds and the term loan occurred on January 1, 2001 with the proceeds invested during the six-month period at approximately 3%.

        The above interest coverage ratio was determined in accordance with the definitions set forth in the bond indenture governing our senior secured notes and the financing documents governing the term loan agreement. The interest coverage ratio limits our ability, and the ability of Edison Mission Energy and its subsidiaries, to incur indebtedness, except as specified in the indenture and the financing documents, unless our interest coverage ratio exceeds 1.75 to 1 for the period prior to June 30, 2003 and 2.0 to 1 for periods thereafter. Since the issuance of the senior secured notes and term loan occurred mid-year, the pro forma calculation is provided as an indication of the interest coverage ratio on a full-year basis.

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

        Edison Mission Energy's interest coverage ratio for the four quarters ended September 30, 2002 was 2.04 to 1. See further details of Edison Mission Energy's interest coverage ratio below. Accordingly, under the "ring-fencing" provisions of Edison Mission Energy's articles of incorporation and bylaws, until its interest coverage ratio exceeds 2.2 to 1 for the immediately preceding four quarters, it cannot pay a dividend without unanimous board approval. Edison Mission Energy has not paid or declared a dividend to us during the first nine months of 2002 and, based on the current expectations, we do not expect to receive any distributions during the remainder of 2002 and 2003.

Edison Mission Energy's Interest Coverage Ratio

        The following table sets forth the major components of one of Edison Mission Energy's interest coverage ratios for the twelve months ended September 30, 2002 and the year ended December 31, 2001:

	September 30, 2002	December 31, 2001
	(Unaudited)
	(in millions)
Funds Flow from Operations:
Operating Cash Flow(1) from Consolidated Operating Projects(2):
Illinois Plants	$333.0	$201.3
Homer City	66.6	175.2
Ferrybridge and Fiddler's Ferry	10.0	(104.5)
First Hydro	36.0	45.9
Other consolidated operating projects	75.5	64.1
Price risk management and trading	4.0	28.2
Distributions from non-consolidated Big 4 projects(3)	111.8	128.8
Distributions from other non-consolidated operating projects	105.5	93.5
Interest income	6.5	9.0
Operating expenses	(135.8)	(143.1)

Total funds flow from operations	613.1	498.4

Interest Expense:
From obligations to unrelated third parties	185.5	188.7
From notes payable to Midwest Generation	114.9	116.1

Total interest expense	300.4	304.8

Interest Coverage Ratio	2.04	1.64

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

        The major factors affecting funds flow from operations during the twelve months ended September 30, 2002, compared to the year ended December 31, 2001, were:

  •
  Higher capacity revenues and lower operating expenses and interest costs for the Illinois Plants.
  •
  Lower market prices for energy and capacity and major unplanned outages at the Homer City facilities.
  •
  The Ferrybridge and Fiddler's Ferry project had positive operating cash flow in the fourth quarter of 2001 and an insurance recovery in the second quarter of 2002.
  •
  Lower trading and price risk management activity.

        Interest expense decreased $4.4 million during the twelve months ended September 30, 2002 from the year ended December 31, 2001 as a result of a lower average debt balance.

        The actual interest coverage ratio during 2001 and the twelve months ended September 30, 2002 was affected by the operating results of the Ferrybridge and Fiddler's Ferry projects in the United Kingdom. The interest coverage ratio, excluding the activities of the Ferrybridge and Fiddler's Ferry projects, was 1.92 to 1 for the twelve months ended September 30, 2002.

        The above interest coverage ratio is not determined in accordance with generally accepted accounting principles as reflected in Edison Mission Energy's Consolidated Statements of Cash Flows. Accordingly, this ratio should not be considered in isolation or as a substitute for cash flows from operating activities or cash flow statement data set forth in Edison Mission Energy's Consolidated Statement of Cash Flows. This ratio does not measure the liquidity or ability of Edison Mission Energy's subsidiaries to meet their debt service obligations. Furthermore, this ratio is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

Edison Mission Energy Leverage Ratio

        Edison Mission Energy and its principal bank lenders measure the leverage of Edison Mission Energy using a recourse debt to recourse capital ratio as described below.

Financial Ratio	Covenant	Actual at September 30, 2002	Description
Recourse Debt to Recourse Capital Ratio	Less than or equal to 67.5%	60.5%	Ratio of (a) senior recourse debt to (b) sum of (i) shareholder's equity per Edison Mission Energy's balance sheet adjusted by comprehensive income after December 31, 1999, plus (ii) senior recourse debt

Discussion of Recourse Debt to Recourse Capital Ratio

        The recourse debt to recourse capital ratio of Edison Mission Energy at September 30, 2002 and December 31, 2001 was calculated as follows:

	September 30, 2002	December 31, 2001
	(Unaudited)
	(in millions)
Recourse Debt(1)
Corporate Credit Facilities	$78.1	$203.6
Senior Notes	1,600.0	1,700.0
Guarantee of termination value of Powerton/Joliet operating leases	1,423.1	1,431.9
Coal and Capex Facility	176.9	251.6
Other	27.7	46.3

Total Recourse Debt to Edison Mission Energy	$3,305.8	$3,633.4

Adjusted Shareholder's Equity(2)	$2,157.6	$2,039.0

Recourse Capital(3)	$5,463.4	$5,672.4

Recourse Debt to Recourse Capital Ratio	60.5%	64.1%

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

        During the nine months ended September 30, 2002, the recourse debt to recourse capital ratio improved due to:

  •
  reduction in the utilization of Edison Mission Energy's corporate credit facility. Edison Mission Energy paid off the $80 million that was outstanding at December 31, 2001 and reduced the letters of credit issued under the credit facility by $45.6 million;
  •
  final repayment of the $100 million senior notes in June 2002;
  •
  termination of the Illinois peaker lease by paying off the $45 million B notes and C certificates that Edison Mission Energy guaranteed;
  •
  payments on the Coal and Capex facility with proceeds from Ferrybridge and Fiddler's Ferry working capital settlements that occurred after the divestiture; and
  •
  increase in shareholder's equity from positive net income for the quarter ended September 30, 2002.

        During 2001, the recourse debt to recourse capital ratio was adversely affected by a decrease in Edison Mission Energy's shareholder's equity from $1.1 billion of after-tax losses attributable to the loss on sale of Edison Mission Energy's Ferrybridge and Fiddler's Ferry coal-fired power plants located in the United Kingdom. Edison Mission Energy sold the Ferrybridge and Fiddler's Ferry power plants in December 2001 due, in part, to the adverse impact of the negative cash flow pertaining to these plants.

Edison Mission Energy's Subsidiary Financing Plans

        The estimated capital and construction expenditures of Edison Mission Energy's subsidiaries for the fourth quarter of 2002 is $38.6 million. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations, except with respect to the Homer City project. Under the Homer City sale-leaseback agreements, Edison Mission Energy has committed to provide funds for capital expenditures needed by the power plant. Edison Mission Energy expects to contribute $27.6 million in 2002 and 2003 to fund the estimated capital expenditures of this project, of which $16.6 million was contributed during the nine-month period ended September 30, 2002. See "—Note 6. Commitments and Contingencies."

        On August 9, 2002, a subsidiary of Edison Mission Energy, Midwest Generation, LLC, exercised its option to purchase the Illinois peaker power units that were subject to a lease with a third-party lessor. As disclosed in "Off-Balance Sheet Transactions" in Mission Energy Holding Company's 2001 Annual Report on Form 10-K, this operating lease was structured to maintain a minimum amount of equity (3% of the acquisition price) for the duration of the lease term in accordance with existing guidance for leases involving special purpose entities (sometimes referred to as synthetic leases). In order to fund the purchase, Edison Mission Energy received $255 million as repayment of the note receivable held by it and paid $300 million plus outstanding lease obligations to the owner-lessor. Accordingly, Edison Mission Energy's net cash outlay was $45.7 million. These peaker units were recorded as assets and are being depreciated over their estimated useful lives of 15 years.

Chicago In-City Obligation

        Pursuant to the acquisition documents for the purchase of generating assets from Commonwealth Edison, a subsidiary of Edison Mission Energy committed to install one or more gas-fired electric generating units having an additional gross dependable capacity of 500 MW at or adjacent to an existing power plant site in Chicago (referred to as the In-City Obligation). The acquisition documents require that commercial operation of this project commence by December 15, 2003. Due to additional capacity for new gas-fired generation in the Mid-America Interconnected Network, generally referred to as the MAIN Region, and the improved reliability of power generation in the Chicago area, Edison Mission Energy is in discussions with Commonwealth Edison and the City of Chicago regarding alternatives to construction of 500 MW of capacity, which Edison Mission Energy does not believe is needed at this time. There can be no assurance that these discussions will result in an agreement to terminate the In-City Obligation. If Edison Mission Energy were to install this additional capacity, it estimates that the cost could be as much as $320 million.

Edison Mission Midwest Holdings

        A wholly-owned subsidiary of Edison Mission Energy, Edison Mission Midwest Holdings, has the following maturities of long-term debt at September 30, 2002 (in millions):

Amount	Due Date
$911.0	December 2003
808.3	December 2004
1,719.3

        Edison Mission Midwest Holdings plans to refinance the $911 million debt obligation prior to its expiration in December 2003. Completion of this refinancing is subject to a number of uncertainties, including the availability of credit from financial institutions in light of industry conditions. Accordingly, there is no assurance that Edison Mission Midwest Holdings will be able to refinance this debt when it becomes due or that, if it is able to complete a refinancing, that the amount and the terms will not be substantially different from those under Edison Mission Midwest Holdings' current credit facility.

Valley Power Peaker Project

        During 2001, a subsidiary of Edison Mission Energy began construction of a 300 MW gas-fired peaker plant located adjacent to the Loy Yang B coal-fired power plant site in Australia, which we refer to as the Valley Power Peaker project. Edison Mission Energy owns a 60% interest in the Valley Power Peaker project through one of its subsidiaries, with the remaining interest held by its 51.2% affiliate, Contact Energy. The peaker units will service peaking demand within the National Energy Market of Eastern Australia and, specifically, within the State of Victoria by selling the output of the peakers directly into the pool and by entering into financial contracts related to pool prices with a variety of generation and retail businesses. Construction of the peaker plant was completed during the first half of 2002. Construction financing of this project was provided through an interim financing, which was replaced on November 4, 2002 with 108 million Australian dollars in long-term financing.

Sunrise Project Financing

        Edison Mission Energy owns a 50% interest in Sunrise Power Company, which owns a natural gas-fired facility currently under construction in Kern County, California, which we refer to as the Sunrise project. The Sunrise project consists of two phases. Phase I, a simple-cycle gas-fired facility (320 MW), was completed on June 27, 2001. Phase II, conversion to a combined-cycle gas-fired facility (560 MW), is currently scheduled to be completed in July 2003. Sunrise Power entered into a long-term power purchase agreement with the California Department of Water Resources on June 25, 2001. For further discussion related to this agreement, see "Part II, Item 1. Legal Proceedings—Sunrise Proceedings." The construction of the Sunrise project has been funded with equity contributions by its partners, including Edison Mission Energy. Sunrise Power has engaged a financial advisor to assist with obtaining project financing. In order to obtain project financing, a number of uncertainties need to be resolved related to the power purchase agreement, the credit of the Department of Water Resources and certain environmental permits. If these uncertainties are resolved, Edison Mission Energy believes that project financing can be obtained in 2003 which would result in a distribution of approximately $126 million.

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

Intercompany Tax-Allocation Payments

        We and Edison Mission Energy are included in the consolidated federal and state income tax returns of Edison International, and we and Edison Mission Energy participate in a tax-allocation arrangement with other subsidiaries of Edison International. We became a party to the tax-allocation agreement with The Mission Group on July 2, 2001, as a part of the Edison International consolidated filing group. The amount and timing of tax-allocation payments are dependent, in part, on the consolidated taxable income of Edison International and its subsidiaries and other factors, including specific procedures regarding allocation of state taxes. We and Edison Mission Energy are not eligible to receive tax-allocation payments for tax losses until such time as Edison International and its subsidiaries generate sufficient taxable income in order to be able to utilize our tax losses or the tax losses of Edison Mission Energy in the consolidated income tax returns for Edison International and its subsidiaries. This occurred in 2002, and, accordingly, we received $45.5 million in tax-allocation payments. In addition, Edison Mission Energy received $368 million in tax-allocation payments from Edison International, which included $213 million related to the amount due December 31, 2001 and $155 million as an estimated tax-allocation payment for 2002.

MARKET RISK EXPOSURES

        Edison Mission Energy's primary market risk exposures are associated with the sale of electricity from and the procurement of fuel for its uncontracted generating plants. These risks arise from fluctuations in electricity and fuel prices, emission and transmission rights, interest rates and foreign currency exchange rates. Edison Mission Energy manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Current Developments" and "Edison Mission Energy's Credit Ratings" for a discussion of market developments and their impact on Edison Mission Energy's credit and the credit of its counter-parties.

Commodity Price Risk

        Edison Mission Energy's energy trading activities and merchant power plants expose it to commodity price risks. Commodity price risks are actively monitored to ensure compliance with Edison Mission Energy's risk management policies. Policies are in place which limit the amount of total net exposure Edison Mission Energy may enter into at any point in time. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Energy performs a "value at risk" analysis in its daily business to measure, monitor and control its overall market risk exposure. The use of value at risk allows management to aggregate overall risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Energy supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counter-party credit exposure limits.

        Electric power generated at Edison Mission Energy's merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term contracts with terms of two years or less, or, in the case of the Homer City facilities, to the Pennsylvania-New Jersey-Maryland Power Pool (PJM) or the New York Independent System Operator (NYISO). As discussed further below, beginning in 2003, Edison Mission Energy will also be selling a significant portion of the power generated from its Illinois Plants into wholesale energy markets. In order to provide more predictable earnings and cash flow, Edison Mission Energy may hedge a portion of the electric output of its merchant plants, the output of which is not committed to be sold under long-term contracts. When appropriate, Edison Mission Energy manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives.

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

        Virtually all of Edison Mission Energy's energy and capacity sales from the Illinois Plants in the first nine months of 2002 were to Exelon Generation under the power purchase agreements, and Edison Mission Energy expects this to continue during the remainder of 2002. Under each of the power purchase agreements, Exelon Generation, upon notice by a given date, has the option in effect to terminate each agreement with respect to all or a portion of the units subject to it.

        In July 2002, under the power purchase agreement related to Edison Mission Energy's coal-fired generation units, Exelon Generation notified Midwest Generation of its exercise of its option to purchase 1,265 MW of capacity and energy during 2003 (of a possible total of 3,949 MW subject to option) from the option coal units. As a result, 2,684 MW of capacity of the Will County 1 and 2, Joliet 6 and 7, and Powerton 5 and 6 units will no longer be subject to the power purchase agreement after January 1, 2003. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these units for the balance of 2002. Exelon Generation continues to have a similar option, exercisable not later than 180 days prior to January 1, 2004, to retain or release for 2004 all or a portion of the option coal units retained for 2003. Exelon Generation remains committed to purchase the capacity of certain committed units having 1,696 MW of capacity for both 2003 and 2004.

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

        In October 2002, under the power purchase agreements related to Edison Mission Energy's Collins Station and peaking units, Exelon Generation notified Midwest Generation of its exercise of its option to terminate the existing power purchase agreements during 2003 with respect to (a) 1,614 MW of capacity and energy (of a possible total of 2,698 MW subject to the option to terminate) from the Collins Station, a natural gas and oil-fired electric generating station, and (b) 113 MW of capacity and energy (of a possible total of 807 MW subject to the option to terminate) from the natural gas and oil-fired peaking units, in accordance with the terms of each applicable power purchase agreement. As a result, 1,614 MW of capacity from the Collins Units 2, 4 and 5, and 113 MW of capacity from the Lombard 33 and Calumet 33 and 34 peaking units, will no longer be subject to a power purchase agreement after January 1, 2003. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these generating units for the balance of 2002. Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for 2004 with respect to all or a portion of the generating units not previously terminated for 2003 (1,084 MW from the Collins Station and 694 MW from the peaking units).

        The following table lists the generating units at the Collins Station and the peaking units as to which Exelon Generation has not exercised its option to terminate for 2003, the generating units and peaking units which, as of January 1, 2003, will, as a result of the exercise by Exelon Generation of its option to terminate, be released from the terms of the power purchase agreement, and the peaking units as to which Exelon Generation exercised its option to terminate effective as of January 1, 2002, along with related pricing information set forth in the respective power purchase agreements.

Collins Station and Peaking Units

		Summer(1) Capacity Charge ($ per MW Month)		Non-Summer(1) Capacity Charge ($ per MW Month)		Energy Prices ($/MWhr)
Generating Unit	Unit Size (MW)
		2003	2002	2003	2002	2003	2002
Option Units
Collins Unit 1	554	8,333	6,666	2,083	1,667	33	32
Collins Unit 3	530	8,333	6,666	2,083	1,667	33	32

	1,084
Peaking Units	694	9,500	7,600	1,500	1,200	55-90	50-85
Released Units
Collins Unit 2	554	(2)	6,666	(2)	1,667	(2)	32
Collins Unit 4	530	(2)	6,666	(2)	1,667	(2)	32
Collins Unit 5	530	(2)	6,666	(2)	1,667	(2)	32

	1,614
Peaking Units	113	(2)	7,600	(2)	1,200	(2)	50
Peaking Units (3)	137	(3)	(3)	(3)	(3)	(3)	(3)

(1)
"Summer" months are June, July, August and September, and "Non-Summer" months are the remaining months in the year.

(2)
Generating and peaking units for which Exelon Generation has exercised its right to terminate the power purchase agreement with respect thereto, and which are thus released from the terms of the power purchase agreement. After January 1, 2003, the price for energy and capacity from these units will be based upon either the terms of new bilateral contracts or prices received from forward and spot market sales.

(3)
Peaking units for which Exelon Generation exercised its right to terminate the power purchase agreement effective as of January 1, 2002. The price for energy and capacity from these units has since that date been based on the terms of bilateral contracts or prices received from forward and spot market sales.

        The energy and capacity from any units which do not remain subject to one of the power purchase agreements with Exelon Generation will be sold under terms, including price and quantity, to be negotiated with customers through a combination of bilateral agreements, forward energy sales and spot market sales. Thus, Edison Mission Energy will be subject to the market risks related to the price of energy and capacity described above. Edison Mission Energy expects capacity prices for merchant energy sales will, in the near term, be substantially lower than those it currently receives under its existing agreements (with the possibility of minimal revenues due to the current oversupply conditions in this marketplace). Edison Mission Energy further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which it believes will, in the near term, be higher for merchant energy sales than those it currently receives under its existing agreements, as indicated below in the table of forward-looking prices. Edison Mission Energy intends to manage this price risk, in part, by accessing both the direct customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

        During 2003, the primary markets available to Edison Mission Energy for wholesale sales of electricity from the Illinois Plants are expected to be "direct customer" and "over-the-counter." Direct customer transactions are bilateral sales to regional buyers that principally include investor-owned utilities, municipal utilities, rural electric cooperatives and retail energy suppliers. Transactions in the direct customer market include real-time, daily and longer term structured sales that meet the specific requirements of wholesale electricity consumers. Over-the-counter markets are generally accessed through third-party brokers and electronic exchanges, and include forward sales of electricity. The most liquid over-the-counter markets in the Midwest region are "Into Cinergy," and, to a lesser extent, "Into ComEd."

        "Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery. The emergence of "Into Cinergy," and "Into ComEd" as commercial hubs for the trading of physical power has not only facilitated transparency of wholesale power prices in the Midwest, but also aided in the development of risk management strategies that are utilized to mitigate commodity price volatility. Energy is traded in the form of physical delivery of megawatt-hours. Delivery is either made (1) into the receiving control area's transmission system (i.e., Cinergy's or ComEd's transmission system) by the seller's daily election of control area interface, or (2) by procuring energy generated from a source within the receiving control area. Almost all of the Illinois Plants have busbar delivery that meets the "Into ComEd" delivery criteria. Performance of transactions in these markets is secured by liquidated damages and, in the case of less creditworthy counter-parties, credit support provisions such as letters of credit and cash margining arrangements.

        The following table sets forth the forward month-end market prices for energy per megawatt hour for the calendar 2003 and calendar 2004 "strips" (defined as energy purchases for the entire calendar year) as publicly quoted for sales "Into ComEd" and "Into Cinergy" during the first nine months of 2002. As indicated above, these forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

Into ComEd*

	2003			2004
Date
	On-Peak	Off-Peak	24-Hr	On-Peak	Off-Peak	24-Hr
January 31, 2002	$27.26	$18.34	$22.56	$28.72	$19.09	$23.65
February 28, 2002	28.96	18.50	23.48	31.30	19.25	24.99
March 31, 2002	32.50	19.85	25.56	34.31	21.35	27.20
April 30, 2002	32.55	19.05	25.65	33.55	20.05	26.65
May 31, 2002	30.85	17.31	23.71	32.30	19.18	25.38
June 30, 2002	29.54	16.88	22.50	30.98	19.38	24.53
July 31, 2002	28.64	16.90	22.37	30.09	18.90	24.11
August 31, 2002	28.75	17.00	22.47	30.20	19.25	24.34
September 30, 2002	29.16	15.92	22.09	30.61	18.17	23.96

Into Cinergy**

	2003			2004
Date
	On-Peak	Off-Peak	24-Hr	On-Peak	Off-Peak	24-Hr
January 31, 2002	$28.38	$18.77	$23.32	$29.85	$19.52	$24.41
February 28, 2002	30.30	18.75	24.25	32.64	19.50	25.75
March 31, 2002	33.82	20.15	26.33	35.63	21.65	27.97
April 30, 2002	34.03	19.75	26.73	35.03	20.75	27.73
May 31, 2002	31.74	18.88	24.96	33.97	20.75	27.00
June 30, 2002	31.08	18.25	23.95	32.50	20.75	25.97
July 31, 2002	29.34	18.25	23.41	32.00	20.25	25.72
August 31, 2002	29.63	18.00	23.41	31.60	20.25	25.54
September 30, 2002	30.56	17.50	23.59	32.18	19.75	25.54

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday. All other hours of the week are referred to as off-peak.

*
Source: Prices were obtained by gathering publicly available broker quotes adjusted for historical basis differences between ComEd and Cinergy.

**
Source: Prices were obtained by gathering publicly available broker quotes.

        The average price that Edison Mission Energy derives from electricity sales is normally higher than a 24-hour price as it manages its generation to optimize on-peak periods when power prices are higher.

        Midwest Generation intends to hedge a portion of its merchant portfolio risk. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot-market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon Midwest Generation's liquidity and upon the over-the-counter forward sales markets' having sufficient liquidity to enable Midwest Generation to identify counter-parties who are able and willing to enter into hedging transactions with Midwest Generation. Due to factors beyond Midwest Generation's control, market liquidity has decreased significantly since the beginning of 2002, and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. This decrease in market liquidity may require Midwest Generation to rely more heavily on sales to end user counter-parties in the direct customer markets. See "Edison Mission Energy's Credit Risks."

        In addition to the prevailing market prices, the ability of Midwest Generation to derive profits from the sale of electricity from the released units will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit. In this regard, Edison Mission Energy will suspend operations of Units 1 and 2 at its Will County plant and Units 4 and 5 at its Collins Station at the end of 2002 until market conditions improve. If market conditions were to be depressed for an extended period of time, Edison Mission Energy would need to consider decommissioning these units, which would result in a charge against income.

        Midwest Generation's ability to transmit energy to counter-party delivery points to consummate spot sales and hedging transactions may be affected by transmission constraints. Although the Federal Energy Regulatory Commission (FERC) and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved.

        A group of transmission-owning utilities has asked the FERC to permit them to join the Pennsylvania-New Jersey-Maryland Power Pool (PJM), and the FERC granted those requests, with conditions, in an order issued on July 31, 2002. These companies include Commonwealth Edison and American Electric Power. As recently filed by Commonwealth Edison with FERC, Commonwealth Edison will join PJM either as an individual transmission owner, or as a member of an Independent Transmission Company (ITC). Furthermore, the Commonwealth Edison transmission system, to which the Illinois Plants are directly interconnected, is expected to be fully integrated into the PJM market structure by December of 2003. National Grid is currently in discussions with American Electric Power, Commonwealth Edison and Dayton Power and Light to form an ITC that would operate under the PJM umbrella and oversight. Edison Mission Energy believes that Commonwealth Edison's integration into the PJM market will improve its ability to sell electricity into a well developed, stable, transparent, and liquid cash market without additional transmission charges. The expanded PJM market will be interconnected by numerous extra-high voltage transmission ties and will include (in addition to the existing market encompassed by PJM) the service territories of Commonwealth Edison, American Electric Power, Illinois Power, Virginia Power, and Dayton Power and Light. Furthermore, as a condition of approval of the requests to join PJM, the FERC is requiring PJM and its counterpart transmission entity in the Midwest (the Midwest ISO) to form a common, seamless energy market by October 2004, which would further expand the areas into which Edison Mission Energy may sell power without incurring multiple transmission charges. The companies are planning to begin the first phase of the integration process during first quarter 2003 by turning over their respective transmission service operations to PJM under the terms and conditions of the PJM Open Access Transmission Tariff. The first phase of this integration process is intended to eliminate rate-pancaking across the current PJM region and the new PJM West region, of which both Commonwealth Edison and American Electric Power will be a part.

Homer City Facilities

        Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts with terms of two years or less, or to the PJM or the New York Independent System Operator (NYISO). These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets. The Homer City facilities can also transmit power to the Midwestern United States.

        The following table depicts the average historical market prices per megawatt hour in PJM during the first nine months of 2002 and 2001:

	24-Hour PJM Historical Prices*
	2002	2001
January	$20.52	$36.66
February	20.62	29.53
March	24.27	35.05
April	25.68	34.58
May	21.98	28.64
June	24.98	26.61
July	30.01	30.21
August	30.41	43.99
September	29.00	22.44

Nine-Month Average	$25.27	$31.97

*
Prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first nine months of 2002 are below the average market prices during the first nine months of 2001. These forward prices will continue to fluctuate as a result of a number of factors, including natural gas prices, electricity demand which is affected by weather and is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices. At the end of October 2002, Edison Mission Energy's forecasted yearly average 24-hour PJM price for 2002 was $25.64, compared to the actual yearly average 24-hour PJM price of $29.07 in 2001. Edison Mission Energy's forecasted yearly average 24-hour PJM prices are based on year-to-date actual data and a forecast for the remainder of the year based on current market information.

        The following table sets forth the forward month-end market prices for energy per megawatt hour for the calendar 2003 and calendar 2004 "strips" (defined as energy purchases for the entire calendar year) for sales in PJM during the first nine months of 2002.

	24-Hour PJM Forward Prices*
	2003	2004
January 31, 2002	$25.48	$26.31
February 28, 2002	27.11	27.59
March 31, 2002	29.69	29.66
April 30, 2002	29.19	28.81
May 31, 2002	28.40	28.24
June 30, 2002	27.96	28.09
July 31, 2002	27.94	28.43
August 31, 2002	28.10	28.17
September 30, 2002	29.00	28.99

*
Prices were obtained by gathering publicly available broker quotes at PJM West (delivery point).

        The forward prices at PJM West (delivery point) are generally higher than the prices of the Homer City busbar (delivery point) due to transmission congestion charges. The average PJM West price has been 3% higher than the average Homer City busbar price during the past 24 months. The average price that the Homer City facilities derive from electricity sales is normally higher than a 24-hour price as Edison Mission Energy manages its generation to optimize on-peak periods when power prices are higher.

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

Europe and Middle East

United Kingdom

        Since 1989, Edison Mission Energy's plants in the United Kingdom have sold their electrical energy and capacity through a centralized electricity pool, which established a half-hourly clearing price, also referred to as the pool price, for electrical energy. On March 27, 2001, this system was replaced by the United Kingdom government with a bilateral physical trading system referred to as the new electricity trading arrangements. The First Hydro plant has entered into forward contracts of varying terms that expire on various dates through August 2005.

        The new electricity trading arrangements provide for, among other things, the establishment of a range of voluntary short-term power exchanges and brokered markets operating from a year or more in advance to 3.5 hours (effective July 2, 2002, this time period became 1 hour) before a trading period of one-half hour; a balancing mechanism to enable the system operator to balance generation and demand and resolve any transmission constraints; a mandatory settlement process for recovering imbalances between contracted and metered volumes with strong incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the balancing mechanism. The grid operator retains the right under the new market mechanisms to purchase system reserve and response services to maintain the quality of the electrical supply directly from generators (generally referred to as "ancillary services"). Ancillary services contracts typically run for a year and can consist of both fixed amounts and variable amounts represented by prices for services that are only paid for when actually called upon by the grid operator. Physical bilateral contracts have replaced the prior financial contracts for differences, but have a similar commercial function. A key feature of the new arrangements is to require firm physical delivery, which means that a generator must deliver, and a consumer must take delivery of, its net contracted positions or pay for any energy imbalance at highly volatile imbalance prices calculated by the market operator. A consequence of this new system has been to increase greatly the motivation of parties to contract in advance and to further develop forwards and futures markets of greater liquidity than at present. Furthermore, another consequence of the market change is that counter-parties may require additional credit support, including parent company guarantees or letters of credit.

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

        During 2001, Edison Mission Energy's operating income from the First Hydro plant decreased $105.9 million from the prior year primarily due to the removal of a formal capacity mechanism in the new trading arrangements and the oversupply of generation in the market resulting in a sharp fall in the market value for capacity. In addition, First Hydro's operating results were adversely affected in the second half of 2001 by a fall in the differential of the peak daytime energy price compared to the cost of purchasing power at nighttime to pump water back to the top reservoir. This was a reflection both of excess generating capacity on the United Kingdom system as a whole and also of the practice of generators holding plants on the system at part load to protect themselves against the adverse affects of being out of balance in the new market. During 2002 there has been further downward pressure on wholesale prices and on peak/off peak differentials.

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

Australia

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

New Zealand

        A substantial portion of Contact Energy's generation output is hedged by sales to retail electricity customers and forward contracts with other wholesale electricity counter-parties. Contact Energy has entered into forward contracts of varying terms that expire on various dates through March 31, 2007 and option contracts of varying terms that expire on various dates through December 31, 2003. The New Zealand Government commissioned an inquiry into the electricity industry in February 2000. Following the inquiry report the New Zealand Government released a Government Policy Statement, at the center of which was a call for the industry to rationalize the three existing industry codes, form a single governance structure and address transmission pricing methodology. The Government Policy Statement also requested a model use of system agreement be developed, that is, a framework by which the retailers contract for services from each of the distribution networks, and a consumer complaints ombudsman be established. An essential theme throughout the Government Policy Statement was the desire that the industry retain a private multilateral self-governing structure. During 2001, an amendment to the Electricity Act of 1992 was passed that laid out the form that regulation would take if the industry does not heed the Government's call. A draft single governance code was put forward to the New Zealand Commerce Commission for approval early in 2002. In October 2002, the Commerce Commission approved the new arrangements in the form of a rulebook for the self-governance of the electricity sector. The Commission conditioned this authorization upon:

  •
  changes to the governance arrangements to ensure that pro-competitive and public benefit enhancing rule changes are not delayed unduly in working groups;

  •
  changes to the governance arrangements to allow the Electricity Governance Board discretion to override an industry vote opposing a pro-competitive and public benefit enhancing rule change;

  •
  completion of the drafting of rules dealing with consumer issues; and

  •
  a review of the efficacy of the part of the rulebook dealing with transmission services after two years.

        The authorization will expire four years from the date of the implementation of the rulebook, or on March 31, 2007, whichever is earlier.

Credit Risks

        In conducting Edison Mission Energy's price risk management and trading activities, Edison Mission Energy contracts with a number of utilities, energy companies and financial institutions. Due to factors beyond Edison Mission Energy's control, market liquidity has decreased significantly since the beginning of 2002, and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. The reduction in the credit quality of traditional trading parties increases Edison Mission Energy's credit risk. In addition, the decrease in market liquidity may require Edison Mission Energy to rely more heavily on wholesale electricity sales to direct customer markets which may increase its credit risk. In the event a counter-party were to default on its trade obligation, Edison Mission Energy would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counter-party were unable to pay the resulting liquidated damages owed to Edison Mission Energy. Further, Edison Mission Energy would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counter-party defaulted.

        To manage credit risk, Edison Mission Energy looks at the risk of a potential default by its counter-parties. Credit risk is measured by the loss Edison Mission Energy would record if its counter-parties failed to perform pursuant to the terms of their contractual obligations. Edison Mission Energy has established controls to determine and monitor the creditworthiness of counter-parties and use master netting agreements whenever possible to mitigate its exposure to counter-party risk. Edison Mission Energy may require counter-parties to pledge collateral when deemed necessary. Edison Mission Energy tries to manage the credit in the portfolio based on credit ratings. Edison Mission Energy uses published ratings of counter-parties to guide it in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. Where external ratings are not available, Edison Mission Energy conducts internal assessments of credit risks of counter-parties using publicly disclosed information, such as financial statements, regulatory filings, and press releases. The credit quality of Edison Mission Energy's counter-parties is reviewed regularly by its risk management committee. Edison Mission Energy also monitors the concentration of credit risk from various positions, including contractual commitments. Credit concentration is determined on both an individual and group counter-party basis. In addition to continuously monitoring Edison Mission Energy's credit exposure to its counter-parties, Edison Mission Energy also takes appropriate steps to limit exposures, initiate actions to lower credit exposure and take credit reserves if appropriate.

        Exelon Generation accounted for 36% and 42% of Edison Mission Energy's consolidated operating revenues in 2001 and 2000, respectively. Exelon Generation represents 39% of Edison Mission Energy's consolidated operating revenues in the first nine months of 2002. Edison Mission Energy expects the percentage to be less in 2003 because a smaller number of plants will be subject to contracts with Exelon Generation. See "Market Risk Exposures—Americas—Illinois Plants." Any failure of Exelon Generation to make payments under the power purchase agreements could adversely affect Edison Mission Energy's results of operations and financial condition.

Interest Rate Risk

        We have mitigated the risk of interest rate fluctuations associated with the $385 million term loan due 2006 by arranging for variable rate financing with two interest rate swaps. The swaps cover interest accrued from January 2, 2002 to January 2, 2003. In addition, we entered into two forward interest rate swaps during the third quarter of 2002, effective January 2, 2003 to July 2, 2004.

        Interest rate changes affect the cost of capital needed to finance the construction and operation of Edison Mission Energy's projects. Edison Mission Energy has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. Interest expense included $26.8 million and $12.1 million of additional interest expense for the nine months ended September 30, 2002 and 2001, respectively, as a result of interest rate hedging mechanisms. Edison Mission Energy has entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

        Edison Mission Energy had short-term obligations of $52.1 million at September 30, 2002, consisting of borrowings under a construction facility for the Valley Power Peaker project and a floating rate loan related to Contact Energy. The fair values of these obligations approximated their carrying values at September 30, 2002, and would not have been materially affected by changes in market interest rates. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of our total long-term obligations (including current portion) was $5.5 billion at September 30, 2002, compared to the carrying value of $7.1 billion.

Foreign Exchange Rate Risk

        Fluctuations in foreign currency exchange rates can affect, on a U.S. dollar equivalent basis, the amount of Edison Mission Energy's equity contributions to, and distributions from, Edison Mission Energy's international projects. At times, Edison Mission Energy has hedged a portion of its current exposure to fluctuations in foreign exchange rates through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. In addition, Edison Mission Energy has used statistical forecasting techniques to help assess foreign exchange risk and the probabilities of various outcomes. Edison Mission Energy cannot provide assurances, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between certain macroeconomic variables will behave in a manner that is consistent with historical or forecasted relationships.

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

        During the first nine months of 2002, foreign currencies in the U.K., Australia and New Zealand increased in value compared to the U.S. dollar by 8.0%, 6.2% and 12.9%, respectively (determined by the change in the exchange rates from December 31, 2001 to September 30, 2002). The increase in value of these currencies was the primary reason for the foreign currency translation gain of $70.9 million during the first nine months of 2002.

        Contact Energy enters into foreign currency forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the ordinary course of business. The contracts are primarily in Australian and U.S. dollars with varying maturities through September 2003. At September 30, 2002, the outstanding notional amount of the contracts totaled $31.5 million and the fair value of the contracts totaled $(0.3) million. During the first nine months of 2002, Contact Energy recognized a foreign exchange loss of $0.4 million related to the contracts that matured during the period.

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

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type (in millions):

	September 30, 2002	December 31, 2001
	(Unaudited)
Derivatives:
Interest rate:
Interest rate swap/cap agreements	$(46.8)	$(37.1)
Interest rate options	(1.1)	(1.0)
Commodity price:
Forwards	38.6	63.8
Futures	(0.5)	(8.4)
Options	(0.6)	0.4
Swaps	(141.8)	(137.6)
Foreign currency forward exchange agreements	(0.3)	(0.6)
Cross currency interest rate swaps	14.9	27.6

        In assessing the fair value of its non-trading derivative financial instruments, Edison Mission Energy uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Edison Mission Energy's commodity risk management assets and liabilities (as of September 30, 2002) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(Unaudited)
Prices actively quoted	$7.5	$5.3	$2.3	$(0.1)	$—
Prices based on models and other valuation methods	(111.8)	(7.3)	(7.0)	(21.2)	(76.3)

Total	$(104.3)	$(2.0)	$(4.7)	$(21.3)	$(76.3)

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

Energy Trading Derivative Financial Instruments

        On September 1, 2000, Edison Mission Energy acquired the trading operations of Citizens Power LLC and, subsequently, combined them with its risk management and trading operations, now conducted by Edison Mission Energy's subsidiary, Edison Mission Marketing & Trading, Inc. As a result of a number of industry and credit related factors, Edison Mission Energy has minimized its price risk management activities and its trading activities with third parties not related to its power plants or investments in energy projects. See "—Current Developments." To the extent it engages in trading activities, Edison Mission Energy seeks to manage price risk and creates stability of future income by selling electricity in the forward markets and, to a lesser degree, to generate profit from price volatility of electricity and fuels by buying and selling these commodities in wholesale markets. Approximately 2,746 GWh of Edison Mission Energy's energy trading contracts (excluding the power sales agreement with an unaffiliated electric utility) were physically settled during the third quarter ended September 30, 2002. Edison Mission Energy generally balance forward sales and purchase contracts and manage its exposure through a value at risk analysis as described further below.

        The fair value of the financial instruments, including forwards, futures, options and swaps, related to energy trading activities as of September 30, 2002 and December 31, 2001, which include energy commodities, are set forth below (in millions):

	September 30, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)
Forward contracts	$123.5	$27.5	$4.6	$2.9
Futures contracts	0.1	—	0.1	0.1
Option contracts	0.1	—	—	—
Swap agreements	5.9	6.2	0.2	—

Total	$129.6	$33.7	$4.9	$3.0

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that

Edison Mission Energy purchased and restructured and a long-term power supply agreement with another unaffiliated party. Edison Mission Energy recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of Edison Mission Energy's energy trading assets and liabilities (as of September 30, 2002) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(Unaudited)
Prices actively quoted	$2.5	$5.4	$(2.9)	$—	$—
Prices based on models and other valuation methods	93.4	(3.4)	3.3	7.4	86.1

Total	$95.9	$2.0	$0.4	$7.4	$86.1

        The net realized and unrealized gains or losses arising from energy trading activities for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Operating Revenues
Forward contracts	$19.8	$5.6	$40.0	$7.2
Futures contracts	(0.1)	0.1	(0.7)	(1.8)
Option contracts	(0.5)	(3.0)	(1.0)	(0.1)
Swap agreements	(5.6)	0.4	(1.7)	0.2

Total	$13.6	$3.1	$36.6	$5.5

        The unrealized gain (loss) from energy trading activities included in the above amounts was $2 million and $6.3 million for the three month periods ended September 30, 2002 and 2001, respectively, and $13.3 million and $(10.6) million for the nine month periods ended September 30, 2002 and 2001, respectively.

Off-Balance Sheet Transactions

        For a discussion of Mission Energy Holding Company's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 76 of Mission Energy Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Purchase of Equipment Under Lease

        On August 9, 2002, a subsidiary of Edison Mission Energy, Midwest Generation, LLC, exercised its option to purchase the Illinois peaker power units that were subject to a lease with a third-party lessor. As disclosed in "Off-Balance Sheet Transactions," in Mission Energy Holding Company's 2001 Annual Report on Form 10-K, this operating lease was structured to maintain a minimum amount of equity (3% of the acquisition price) for the duration of the lease term in accordance with existing guidance for leases involving special purpose entities (sometimes referred to as synthetic leases). In order to fund the purchase, Edison Mission Energy received $255 million as repayment of the note receivable held by Edison Mission Energy and paid $300 million plus outstanding lease obligations to the owner-lessor.

Accordingly, Edison Mission Energy's net cash outlay was $45.7 million. These peaker units were recorded as assets and are being depreciated over their estimated useful lives of 15 years.

Environmental Matters and Regulations

        For a discussion of Mission Energy Holding Company's environmental matters, refer to "Environmental Matters and Regulations" on page 80 of Mission Energy Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the notes to the Consolidated Financial Statements set forth therein. There have been no significant developments with regard to environmental matters that affect disclosures presented as of December 31, 2001, except as follows.

        Edison Mission Energy anticipates that upgrades to its environmental controls to reduce nitrogen oxide (NOx) emissions will result in capital expenditures of $14 million for the fourth quarter of 2002 and $18.2 million in 2003. The capital program at the Illinois Plants has been reduced by $310 million for the period 2003-2005 due to the suspension of work related to two Powerton Station SCRs. This decision to reduce capital expenditures was made in light of current market conditions. See "—Market Risk Exposures." Edison Mission Energy believes that given the amount of environmental control technology already installed, the remaining planned installations (excluding the Powerton SCRs), and the market forecast price of NOx credits, it will be able to comply with all NOx emission requirements in a cost-effective manner.

        Beginning with the 2003 ozone season (May 1 through September 30), Edison Mission Energy must comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard will be met by averaging the emissions of all Edison Mission Energy's power plants. Additional burner controls planned for installation at Powerton in the spring of 2003 along with over-compliance at Edison Mission Energy's other Illinois plants, will facilitate compliance with this standard.

        Beginning with the 2004 ozone season, an additional NOx emission regulation will go into effect. This federally mandated regulation, commonly referred to as the "NOx SIP Call" will cap NOx emissions within a 19-state region east of the Mississippi with a tonnage cap on NOx emissions. This program allows NOx trading similar to the current SO2 trading program already in effect. Edison Mission Energy's compliance plan is to rely upon a combination of strategies. Edison Mission Energy has already qualified for early reduction credits by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at select plants will ensure over-compliance at those individual plants with pending NOx emission limitations. Finally, NOx emission trading will be utilized as needed to comply with any shortfall in emission credits anticipated with the deferral of the SCR projects at Edison Mission Energy's Powerton Station.

        Enforcement Issues.    Edison Mission Energy owns an indirect 50% interest in EcoEléctrica, L.P., a limited partnership which owns and operates a liquefied natural gas import terminal and cogeneration project at Peñuelas, Puerto Rico. In 2000, the U.S. Environmental Protection Agency issued to EcoEléctrica a notice of violation and a compliance order alleging violations of the Federal Clean Air Act primarily related to start-up activities. Representatives of EcoEléctrica met with the Environmental Protection Agency at that time to discuss the notice of violation and compliance order. On August 15, 2002, the U.S. Department of Justice notified EcoEléctrica that it was preparing to bring a federal court action for violations of the Clean Air Act and regulations promulgated thereunder, and requested a meeting with EcoEléctrica to discuss and possibly settle the matter. EcoEléctrica has informed the Department of Justice of its willingness to participate in such a meeting. Edison Mission Energy expects that the initial meeting with the Department of Justice will take place in December 2002.

Critical Accounting Policies

        For a discussion of Mission Energy Holding Company's critical accounting policies, refer to "Critical Accounting Policies" on page 86 of Mission Energy Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

New Accounting Standards

Statement of Financial Accounting Standard No. 133

        In December 2001, the Derivative Implementation Group of the Financial Accounting Standards Board issued a revised interpretation of "Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," referred to as Statement No. 133 Implementation Issue Number C15. Under this revised interpretation, Edison Mission Energy's forward electricity contracts no longer qualify for the normal sales exception since Edison Mission Energy has net settlement agreements with its counter-parties. In lieu of following this exception in which Edison Mission Energy records revenue on an accrual basis, Edison Mission Energy believes its forward sales agreements qualify as cash flow hedges. Under a cash flow hedge, Edison Mission Energy records the fair value of the forward sales agreements on its balance sheet and records the effective portion of the cash flow hedge as part of other comprehensive income. The ineffective portion of Edison Mission Energy's cash flow hedges is recorded directly in its income statement. Edison Mission Energy implemented this interpretation on April 1, 2002. Edison Mission Energy recorded assets at fair value of $11.9 million, deferred taxes of $5.5 million and a $6.4 million increase to other comprehensive income as the cumulative effect of adoption of this interpretation.

EITF Issue No. 02-03 Related to Energy Contracts

        In October 2002, the FASB Emerging Issues Task Force (commonly referred to as EITF) reached a consensus to rescind EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," subject to transition positions, as part of its deliberations on Issue No. 02-03, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts," under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." The rescission of EITF No. 98-10 means that energy trading and risk management activities will no longer be marked to market as trading activities, but will instead follow Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives" (SFAS No. 133). Under SFAS No. 133, each energy contract must be assessed to determine whether or not it meets the definition of a derivative subject to SFAS No. 133. If an energy contract meets the definition of a derivative, then it would be recorded at fair value (i.e., mark-to-market), subject to permitted exceptions. If an energy contract does not meet the definition of a derivative, then it would be recorded on an accrual basis. As a result of this new consensus, Edison Mission Energy will discontinue application of EITF No. 98-10 for its energy trading operations for all new contracts entered into after October 25, 2002 and will instead apply SFAS No. 133 to these transactions. Under the transition rules, Edison Mission Energy will record a cumulative change in accounting as of January 1, 2003 for any energy contracts entered into prior to October 25, 2002 that no longer qualify for mark-to-market accounting. Edison Mission Energy is conducting a review of its existing contracts to determine the impact of this change in accounting for contracts outstanding at October 25, 2002.

Statement of Financial Accounting Standard No. 142

        Effective January 1, 2002, Edison Mission Energy adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. The statement requires that goodwill should be tested for impairment using a two-step approach. The first step used to identify a potential impairment compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. The second step of the impairment test is a comparison of the implied fair value of goodwill to its carrying amount. The impairment loss is equal to the excess carrying amount of the goodwill over the implied fair value. Edison Mission Energy completed the first step described above for each of the components of its goodwill. The fair value of the reporting units for the Contact Energy and First Hydro operations was in excess of related book value at January 1, 2002. Accordingly, no impairment of the goodwill related to these reporting units was recorded upon adoption of this standard. Edison Mission Energy concluded that fair value of the reporting unit related to the Citizens Power LLC acquisition was less than its book value and, accordingly, the goodwill related to this reporting unit was impaired at January 1, 2002.

        During the third quarter of 2002, Edison Mission Energy completed the second step of the impairment test described above. Such analysis resulted in a goodwill impairment of $14 million, net of $8.8 million of income tax benefit, associated with the Citizens Power LLC acquisition. Estimates of fair value were determined using comparable transactions. In accordance with SFAS No. 142, this decrease to continuing operations was recorded as of January 1, 2002 as a cumulative effect of a change in accounting principle, reflected in our consolidated income statement for the nine months ended September 30, 2002.

        Included in "Restricted cash and other assets" on our consolidated balance sheet are customer contracts with a gross carrying amount of $23.9 million and accumulated amortization of $1.1 million at September 30, 2002. The contracts have a weighted average amortization period of 20 years. For the three and nine months ended September 30, 2002, the amortization expense was $0.3 million and $1.1 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal years 2003 through 2007 is $1.4 million each year.

        Changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2002 are as follows:

	Americas	Asia Pacific	Europe and Middle East	Total
	(in millions)
Carrying amount at December 31, 2001	$24.8	$359.5	$247.4	$631.7
Impairment losses	(22.8)	—	—	(22.8)
Intangibles reclassed to other assets	—	(24.8)	—	(24.8)
Translation adjustments and other	—	54.3	19.7	74.0

Carrying amount at September 30, 2002 (Unaudited)	$2.0	$389.0	$267.1	$658.1

        The following table sets forth what net income would have been exclusive of goodwill amortization for the three and nine months ended September 30, 2002 and September 30, 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (in millions)
Reported net income (loss)	$139.0	$(1,050.5)	$46.3	$(1,041.8)
Add back: Goodwill amortization, net of tax	—	7.3	—	11.7

Adjusted net income (loss)	$139.0	$(1,043.2)	$46.3	$(1,030.1)

Statement of Financial Accounting Standard No. 143

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

Statement of Financial Accounting Standard No. 145

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The standard, effective on January 1, 2003, will require Edison Mission Energy, when adopted, to reclassify as part of Income from Continuing Operations, an extraordinary gain of $5.7 million, net of tax, recorded in December 2001. The extraordinary gain was attributable to the extinguishment of debt that was assumed by the third-party lessors in the December 2001 Homer City sale-leaseback transaction.

Statement of Financial Accounting Standard No. 146

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which will be effective on January 1, 2003. The statement requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. Edison Mission Energy does not expect this standard to have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 63 of Mission Energy Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4. CONTROLS AND PROCEDURES

        Under the Sarbanes-Oxley Act of 2002 and implementing rules and regulations adopted by the Securities and Exchange Commission (SEC), Mission Energy Holding Company must maintain disclosure controls and procedures. The term "disclosure controls and procedures" is defined in the SEC's regulations to mean, as applied to Mission Energy Holding Company, controls and other procedures that are designed to ensure that information required to be disclosed by Mission Energy Holding Company in reports filed with the SEC are recorded, processed, summarized, and reported, within the time frames specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Mission Energy Holding Company in its SEC reports is accumulated and communicated to Mission Energy Holding Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The SEC's regulations also require Mission Energy Holding Company to carry out evaluations, under the supervision and with the participation of Mission Energy Holding Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of Mission Energy Holding Company's disclosure controls and procedures. These evaluations must be carried out within the 90-day period prior to the filing date of certain reports, including this Quarterly Report on Form 10-Q.

        The Chief Executive Officer and the Chief Financial Officer of Mission Energy Holding Company have evaluated the effectiveness of the design and operation of Mission Energy Holding Company's disclosure controls and procedures as of November 11, 2002. They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by Mission Energy Holding Company in its reports filed with the SEC was (1) accumulated and communicated to Mission Energy Holding Company's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

        The Chief Executive Officer and the Chief Financial Officer of Mission Energy Holding Company also have concluded that there were no significant changes in Mission Energy Holding Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sunrise Proceedings

        Sunrise Power Company, in which a wholly-owned subsidiary of Edison Mission Energy owns a 50% interest, sells all its output to the California Department of Water Resources under a power purchase agreement entered into on June 25, 2001. On February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the Federal Energy Regulatory Commission against all sellers of long-term contracts to the California Department of Water Resources, including Sunrise Power Company. The California Public Utilities Commission complaint alleged that the contracts are "unjust and unreasonable" on price and other terms, and requests that the contracts be abrogated. The California Electricity Oversight Board complaint made a similar allegation and requested that the contracts be deemed voidable at the request of the California Department of Water Resources or, in the alternative, abrogated as of a future date, to allow for the possibility of renegotiation. After hearings and intermediate rulings, on July 23, 2002, the Federal Energy Regulatory Commission dismissed with prejudice the California Public Utilities Commission and California Electricity Oversight Board complaints against Sunrise. Notwithstanding the fact that the July 23 order was, in part, a denial of rehearing sought previously, the California Public Utilities Commission and the Energy Oversight Board then filed a request for rehearing of the July 23 order. In a notice issued on September 20, 2002, the Federal Energy Regulatory Commission stated that it did not intend to act on such request. It is possible that the California Public Utilities Commission and the Energy Oversight Board may try to appeal within 60 days after the September 20, 2002 notice to the federal courts of appeal.

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

PMNC Litigation (Brooklyn Navy Yard)

        In February 1997, a civil action was commenced in the Superior Court of the State of California, Orange County, entitled The Parsons Corporation and PMNC v. Brooklyn Navy Yard Cogeneration

Partners, L.P., Mission Energy New York, Inc. and B-41 Associates, L.P., Case No. 774980, in which the plaintiffs asserted general monetary claims under the construction turnkey agreement for the project in the amount of $136.8 million. Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc. and The Parsons Corporation, in the Supreme Court of the State of New York, Kings County, Index No. 5966/97 asserting general monetary claims in excess of $13 million under the construction turnkey agreement. On March 26, 1998, the Superior Court in the California action granted PMNC's motion for attachment in the amount of $43 million against Brooklyn Navy Yard and attached a Brooklyn Navy Yard bank account in the amount of $0.5 million. Brooklyn Navy Yard unsuccessfully appealed the attachment order. On the same day, the court stayed all proceedings in the California action pending the New York action. PMNC's motion to dismiss the New York action was denied by the New York Supreme Court and further denied on appeal in September 1998. On March 9, 1999, Brooklyn Navy Yard filed a motion for partial summary judgment in the New York action. The motion was denied and Brooklyn Navy Yard has appealed. The appeal and the commencement of discovery were suspended until June 2000 to allow for voluntary mediation between the parties. The mediation ended unsuccessfully on March 23, 2000. On November 13, 2000, a New York appellate court issued a ruling granting summary judgment in favor of Brooklyn Navy Yard, striking PMNC's cause of action for quantum meruit, and limiting PMNC to its claims under the construction contract. On February 14, 2002, PMNC moved to amend the complaint in the New York action to add Edison Mission Energy as a defendant and to seek a $43 million attachment against Edison Mission Energy. This motion was heard on May 10, 2002, and the court issued an order denying the motion on June 21, 2002. Trial was originally scheduled for October 21, 2002, and has now been rescheduled for January 2, 2003. The parties filed motions for summary judgment in October 2002, but no hearings have been scheduled. Edison Mission Energy agreed to indemnify Brooklyn Navy Yard and Edison Mission Energy's partner in the venture from all claims and costs arising from or in connection with this litigation.

EcoEléctrica Potential Environmental Proceeding

        Edison Mission Energy owns an indirect 50% interest in EcoEléctrica, L.P., a limited partnership which owns and operates a liquefied natural gas import terminal and cogeneration project at Peñuelas, Puerto Rico. In 2000, the U.S. Environmental Protection Agency issued to EcoEléctrica a notice of violation and a compliance order alleging violations of the Federal Clean Air Act primarily related to start-up activities. Representatives of EcoEléctrica met with the Environmental Protection Agency at that time to discuss the notice of violation and compliance order. On August 15, 2002, the U.S. Department of Justice notified EcoEléctrica that it was preparing to bring a federal court action for violations of the Clean Air Act and regulations promulgated thereunder, and requested a meeting with EcoEléctrica to discuss and possibly settle the matter. EcoEléctrica has informed the Department of Justice of its willingness to participate in such a meeting. Edison Mission Energy expects that the initial meeting with the Department of Justice will take place in December 2002.

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

        On April 23, 2002, the PLN Labor Union filed a notice that it would appeal this decision. There has been no action on such appeal because the trial court has yet to relinquish jurisdiction of the matter to the appeals court. Paiton Energy intends to contest the appeal when same is formally filed.

BHP Fuel Supply Agreement Arbitration

        PT Batu Hitam Perkasa (BHP), one of the other shareholders in Paiton Energy, has reinstated the pending arbitration to resolve disputes under the fuel supply agreement between BHP and Paiton Energy. The arbitration had been stayed since 1999 to allow the parties to engage in settlement discussions to restructure the coal supply chain for the Paiton project. These discussions did not result in a settlement of all potential claims with respect to the restructuring of the coal supply chain, and BHP recently requested that the arbitration tribunal permit BHP to amend or supplement its statement of claims to assert additional claims against Paiton Energy for breach and termination of the fuel supply agreement. BHP's total claim, to date, is $250 million.

        Paiton Energy has entered into settlement negotiations with BHP. A settlement offer has been made, and BHP has indicated that it may be willing to accept that offer, subject to the execution of acceptable documentation and the timing of payment. Such settlement is subject to Paiton Energy obtaining approval of its lenders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
10.92.1	Amendment One to Credit Agreement, dated as of November 14, 2001, by and among Edison Mission Energy, Certain Commercial Lending Institutions and Citicorp USA, Inc., as Administrative Agent, incorporated by reference to Exhibit 10.92.1 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
10.92.2
Amendment Two to Credit Agreement, dated as of September 17, 2002, by and among Edison Mission Energy, Certain Commercial Lending Institutions and Citicorp USA, Inc., as Administrative Agent, incorporated by reference to Exhibit 10.92.2 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
10.104
Separation Agreement by and between William J. Heller and Edison Mission Energy effective July 31, 2002, incorporated by reference to Exhibit 10.104 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
10.105	Consulting Agreement with William J. Heller, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2002. (File No. 1-9936).
10.106	Amended and Restated Tax-Allocation Agreement, dated September 10, 1996, among The Mission Group and its first-tier subsidiaries.
10.107
Administrative Agreement Re Tax-Allocation Payments, dated July 2, 2001, among Edison International and subsidiary parties, incorporated by reference to Exhibit 10.107 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
99.1
Homer City Facilities Funds Flow From Operations for the twelve months ended September 30, 2002, incorporated by reference to Exhibit 99.1 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
99.2
Illinois Plants Funds Flow From Operations for the twelve months ended September 30, 2002, incorporated by reference to Exhibit 99.2 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
99.3	Statement Pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

        The registrant filed the following report on Form 8-K during the quarter ended September 30, 2002.

Date of Report	Date Filed	Item(s) Reported
July 2, 2002	July 2, 2002	5

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION ENERGY HOLDING COMPANY (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Senior Vice President and Chief Financial Officer
Date:	November 11, 2002

CERTIFICATION

I, Theodore F. Craver, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mission Energy Holding Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ Theodore F. Craver Theodore F. Craver Director, Chief Executive Officer and President

CERTIFICATION

I, Kevin M. Smith, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mission Energy Holding Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ Kevin M. Smith Kevin M. Smith Senior Vice President and Chief Financial Officer

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
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Coal-Fired Units
Collins Station and Peaking Units
Into ComEd
Into Cinergy
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION