Form 10-K/A
period 2002-12-31
MISSION ENERGY HOLDING CO
filed 2003-06-30
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This annual report on Form 10-K/A for the fiscal year ended December 31, 2002 is being filed to include in Part IV, Item 15, financial statements with respect to ISAB Energy S.r.l. which were omitted from the annual report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.

        Except as described above, no other changes have been made to the annual report on Form 10-K filed on March 28, 2003. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

        The following item of the original filing is amended by this Amendment No. 1:

        Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        Unaffected items have not been repeated in this Amendment No. 1.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(2) List of Financial Statement Schedules

        The following item is filed as a part of this report pursuant to Item 14(d) of Form 10-K:

Page
Investment in Unconsolidated Affiliates Financial Statements:
ISAB Energy S.r.l. Financial Statements as of December 31, 2002, 2001 and 2000	4
(d)
Financial Statement Schedules

        Financial statements with respect to ISAB Energy S.r.l. which meets the definition of a foreign business as defined in Rule 1-02(i) of Regulation S-X are being filed in this report pursuant to Rule 3-09 of Regulation S-X. These statements are prepared in accordance with generally accepted accounting principles in Italy which differ from generally accepted accounting principles in the United States. See Note 9 to the financial statements on page 47.

ISAB Energy S.r.l.
Annual report for the year ended December 31st 2002
Directors' Report on Operations

Board of Directors
Domenico D'Arpizio	Chairman
Daniel Melita	Vice Chairman
Filippo Bifulco
Marco Ferrando
Pierantonio Nebuloni
Board of Statutory Auditors
Maria Sarno	Chairman
Antonio Ippoliti	Standing Auditor
Mario Pacciani	Standing Auditor
External Auditors
Reconta Ernst & Young S.p.A.

ISAB Energy Structure

        ISAB Energy is 51% owned by ERG Petroli S.p.A. and 49% owned by MEC Priolo B.V. (a wholly-owned subsidiary of Edison Mission Energy). It is the proprietor of the Gasification and Cogeneration plant at Priolo Gargallo (Syracuse), located near to the ISAB refinery owned by ERG Raffinerie Mediterranee.

        The plant has a guaranteed net capacity of 507 MW and in 2002 net electricity production was 4,197 GWh.

Main economic and financial data

        The currency used for the following figures is the Euro; the sum of figures that have been rounded to the nearest million may differ from the actual total displayed.

	2002	2001	2000
	(million Euro)
Total revenues	444	396	295
EBITDA	208	160	53
EBIT	162	115	21
Income from ordinary operations	115	62	(16)
Extraordinary net income (loss)	—	—	2
Net income for the year	107	57	(12)
Cash flow from operations	124	133	(36)
Investments/divestments	(12)	(15)	(23)
Changes in shareholders' equity	(34)	—	24

Changes in net financial debt	79	118	(35)
Total shareholders' equity	144	71	14
Net financial debt	692	770	888

Net invested capital	836	841	902
Number of employees at year-end	19	22	21
Electrical power generation (GWh)	4,197	3,621	3,079

Report on Operations

        Financing for the construction of the plant was in the form of non-recourse Project Financing for the sum of Euro 971 million.

        ISAB Energy produces electrical power generated by the gasification of heavy residues resulting from crude oil processing at the nearby ISAB refinery. The electrical power produced is sold to the "Gestore della Rete di Trasmissione Nazionale", or "GRTN" (National Grid) at the CIP/6 tariff. (The rights and obligations regarding the purchase of energy from national third party companies were transferred from ENEL S.p.A. to the GRTN as from January 1st 2001, in accordance with the Bersani Decree (legislative decree of March 16th 1999) enforced by the Ministry for Industry).

Comments on the results for the year

Economic and financial results

        The financial statements for 2002 show a profit of Euro 107.0 million (compared to Euro 57.0 million in 2001), after depreciation and amortisation amounting to Euro 45.7 million (Euro 45.2 million in 2001).

        This result is a reflection of the plant's remarkable reliability over the year, which saw it operating at 94% of its potential.

        These financial statements have been audited by Reconta Ernst & Young S.p.A.

Major events during the year

        The major events of 2002 were:

  •
  net production amounted to 4,197 GWh, 94% of which was produced from the gasification of refining residues, an improvement on the previous year as a result of the plant's improved reliability and the subsequently fewer start-up and shutdown situations. In 2001 net production was 3,621 GWh and 89% of it was produced from refining residues.

  •
  the electricity was sold at a provisional price of 102.3 €/MWh (CIP 6/92 tariff), except for a small part (0.51%) sold as surplus. On the basis of the trend of methane prices, which are expected to drop by 11.4% in 2002 (compared to 2001), the definitive value for 2002 of the CIP 6/92 tariff is 97.2 €/MWh (5% less than the provisional price). It should nevertheless be reminded that the definitive value will be published by the "Cassa Conguaglio per il Settore Elettrico" at the end of April 2003;

  •
  the GRTN failed to collect an equivalent number of 385 hours. The power restrictions without doubt led to a reduction in production, which was partly offset by the compensation (approximately Euro 1.9 million) paid as a result of the annual allowance (320 hours) being exceeded, and partly by the fact that it overlapped with maintenance interventions to the plant;

  •
  the plant's improved efficiency and the higher number of operational hours meant that during the year ISAB Energy was able to collect a larger amount of raw materials compared to the guaranteed minimum and there were therefore no "Purchaser Shortfall" expenses;

  •
  Given the company's declaration and the supply of the proper documentation to the GRTN, the Antitrust Authority for Electricity and Gas, on the basis of production in 2001, recognised the ISAB Energy plant as being "cogenerative," according to resolution 42/02.

  •
  the company is therefore not subject to the purchase of "green certificates", according to the Bersani Decree;

  •
  With regard to the arbitration procedures between ISAB Energy and the plant construction consortium, on December 30th 2002 an agreement was reached which compensated ISAB Energy with a sum of Euro 21 million;

  •
  as far as financial matters are concerned, during the year the company agreed on a short-term loan of Euro 4.5 million in favour of ISAB Energy Services, due to mature in November 2003, to be repaid at the ECB intervention rate plus 1%. This loan became necessary after the Financing blocked the subordinated payments to ISAB Energy Services by ISAB Energy;

  •
  the decreasing trend in interest rates recorded during the year brought about for the company a third-party capital cost at an average rate, including Margin, Additional Margin, Additional Margin and Guarantee Fee, of 4.7%. This positive effect was in part counterbalanced by the higher Interest Rate Swap expenses;

  •
  following the revenue inspection carried out by the competent Revenue Authority in 2001, in 2002 assessment notices were presented for the years 1998 and 1999. As far as 1998 is concerned the preliminary stage has been defined and the relevant procedure completed;

  •
  following the transfer of the company division made up of the ISAB refinery from ERG Petroli to ERG Raffinerie Mediterranee, during the year the supply contracts for raw materials and services between ISAB Energy and the group companies were transferred. In particular, the following contracts were transferred from ERG Petroli to ERG Raffinerie Mediterranee: feedstock supply, minor products and several industrial and general services such as: Health Care, Personnel Administration, Fire-fighting/prevention Services and Internal Mail. The service contracts regarding Public Relations and I.T. services were transferred from ERG Petroli to ERG S.p.A..

Relations with the financing institutions

        As previously mentioned, during 2002 there were events of significant economic/financial impact both in terms of the present and the future. They are summarised below:

  •
  Settlement of the litigation with the Snam Progetti Foster Wheeler Energy consortium, whose positive economic effect was more than Euro 21 million.

  •
  Exemption from the purchase of Green Certificates

  •
  Excess availability of more than Euro 6 million, which was made available by the financing institutions when construction of the plant was finished, to cover any unexpected investments necessary to guarantee the regular running of the plant, and was not used.

  •
  The renewal of the insurance policies for direct and indirect damage was significantly more expensive than the estimated cost, yet the insurance cover was still not in line with the Project Financing contract requirements.

        In order to be able to evaluate the future effects that the above-mentioned events will have and enable the banks to carry out a more precise check of the risk profile accepted under the new insurance cover, a comparison of information is underway between the company and the banks themselves, which, with the support of the plurennial economic/financial model that is currently being updated, will allow for the evaluation of the possible steps to be taken to ensure the economic and financial optimisation of the company. Amongst the hypotheses considered there is that of a re-elaboration of the plan to amortise the debt with the advance repayment of capital shares.

        Whilst waiting for the most appropriate decisions to be reached, due within the next few months, the financing institutions have asked the company to refrain from distributing dividends.

Agreements with the Snam Progetti—Foster-Wheeler Energy consortium and with Texaco Development Corporation

        The agreement reached on December 30th 2002 between ISAB Energy and the Snam Progetti—Foster-Wheeler Energy consortium as a whole provides for:

  •
  The definitive end to all the requests presented by each party and the "Final Acceptance" of the plant according to the LSTK contract;

  •
  The payment on behalf of the Consortium to ISAB Energy of the sum of more than Euro 21 million, of which:

  •
  Euro 15 million via direct payment, already carried out;

  •
  Approximately Euro 6 million via the transfer to ISAB Energy by the consortium of all receivables, which were in turn transferred to Texaco Development Corporation, against the royalties due on the basis of the License Agreement of June 1st 1992 between ISAB Energy and Texaco;

  •
  The reciprocal statement of discharge between ISAB Energy and Texaco regarding any dispute, damage and responsibility up until December 30th 2002; the guarantee made by Texaco regarding the patent does however remain in force, as laid down in the Licence Agreement between ISAB Energy and Texaco ("Patent Indemnity" art. 9).

  •
  The notification to the Arbitration Tribunal to settle the arbitration.

Contract management

Vanadium Concentrate

        The agreement with GfE has been formalised, completely settling the existing dispute. According to the agreement ISAB Energy may annul the contract in force, with the payment of a penalty of 263 thousand Dollars.

        The financing institutions gave their approval in January 2003, the payment was made and the contract therefore annulled.

Oxygen

        The dispute has been settled regarding the interpretation of the commercial conditions to be applied in the case of operational arrangements during which one or two trains of the oxygen plant are kept on standby.

        As compensation for the events recorded up until December 31st 2001, a lump-sum payment of Euro 170 thousand was agreed upon (against a request of Euro 2.1 million); for 2002 the cost of missing collections of oxygen, for reasons attributable to ISAB Energy is, on the basis of the agreement reached, Euro 100 thousand.

Electrical energy

        In 2001 the entry into the "free market" had allowed significant savings to be achieved, thanks not only to the price of so-called modulation energy (at more advantageous economic conditions compared to the "restricted market") but also thanks to purchases of the "take or pay" type.

        In 2002, the contract regarding the purchase of so-called modulation energy was settled at a price, in a similar scenario, lower than that of 2001, but the higher level of participation in the requests to allocate bands did not allow the purchase of imported energy to reach the levels of 2001.

Insurance

        The renewal of the insurance policy "All Risks Property Damage and Business Interruption" brought about a considerable increase in premiums and a worsening of the insurance conditions (increase in excess franchises and exclusion of the risk of terrorism).

        The reasons for this can be traced to the particular context of a tighter insurance market as a result of both the sharp losses recorded in the Energy sector and the international economic and political situation.

        The scarce availability of insurance cover has reduced the negotiating power, as far as premiums are concerned, to a minimum.

Information and Telecommunications Systems

        During 2002 further SAP modules were implemented, as part of the policy to cover the majority of company procedures. They included:

  •
  Quality Management (QM), for the management of materials testing;

  •
  Internet Transaction Server (ITS), for the management of the online purchase of the services carried out by the plant maintenance company;

  •
  WEB-doc, for the drafting and approval of the corporate procedures of ISAB Energy Services;

  •
  Management Information System (MIS)—WEB, for access to the production information system via the Internet;

  •
  Business Warehouse (BW), to have reports of studies into plant maintenance costs and central warehouse movements.

        Furthermore, the CED was relocated to more suitable premises, and a DECT cordless telephone network was set up for the plant operators, ensuring that they are always immediately available.

Staff

        The company staff is made up of 19 people, as the company avails itself of ISAB Energy Services for the actual management of the plant, according to the "Operation & Maintenance" contract signed between the two companies.

Summary of financial information

Income Statement

	2002	2001	2000
	(thousand Euro)
Revenues from ordinary operations	421,319	377,207	229,416
Other revenues and income	22,413	18,872	65,374

Total	443,732	396,079	294,790
Purchase expenses	(164,249)	(169,230)	(187,262)
Changes in inventories	1,075	1,485	3,303
Services and other operating expenses	(71,521)	(66,775)	(57,130)
Personnel expenses	(1,316)	(1,204)	(1,013)

EBITDA	207,721	160,356	52,688
Amortisation and depreciation	(45,776)	(45,258)	(31,733)

EBIT	161,945	115,098	20,955
Net financial income (expenses)	(47,232)	(52,826)	(36,934)
Net income (expenses) from equity investments	—	—	—

Revenues from ordinary operations	114,713	62,272	(15,979)
Net extraordinary income (expenses)	(391)	(161)	2,025

Income before taxes	114,321	62,111	(13,954)
Income taxes	(7,362)	(5,152)	2,437

Income (loss) for the year	106,959	56,959	(11,517)

        When comparing figures for previous years it should be noted that the figures for the year 2000 reflect values which were produced during the plant construction and technical trial stages. The income statement only took on the typical characteristics of an active company (without the capitalisation of financial expenses relating to the Project Financing, with the recording of revenues from ordinary operations and the beginning of the depreciation of the plant) after April 18th 2000, the date when the construction consortium handed over the plant to ISAB Energy.

Revenues from ordinary operations

        These revenues consist of the sale of electrical power to the GRTN (Euro 409 million) and the sale of minor products and utilities (around Euro 12 million).

Other revenues and income

        The other revenues and income include the Euro 21 million compensation from the Snamprogetti Foster Wheeler Energy consortium (following the settlement of the litigation arising from the delayed handing over of the IGCC plant and the subsequent loss of profit), rents receivable and ordinary surpluses.

Purchase expenses

        Purchase expenses relate mainly to supplies of feedstock, diesel, other fuel oils, oxygen and nitrogen.

Services and other operating expenses

        The services received were maintenance services, insurance, commercial, technical and general services and consultancy services.

Amortisation and depreciation

        This item includes the economic and technical amortisation and depreciation of tangible fixed assets (Euro 37 million) and intangible fixed assets (Euro 9 million).

        The average useful life of the plants was estimated in 23.4 years from April 18th 2000.

Net financial income (expenses)

        The financial expenses incurred during 2002 consist mainly of interest payable on the financing of Euro 31 million and additional bank charges and brokerage margins for Euro 6 million.

        The financial income refers to current account deposits, which earn an average rate of 2.1%.

Income taxes

        The taxes for 2002 do not include current IRPEG taxation since the company was given 10-year exemption from IRPEG, which will expire in October 2003. The figures refer mainly to IRAP taxation, both as the tax expense of the year and as the net effect of the deferred tax assets.

Balance Sheet

        The following table shows reclassified balance sheet figures for 2002 and 2001.

	31.12.02	31.12.01
	(thousand Euro)
Fixed assets	766,565	800,421
Net working capital	50,361	17,965
Staff leaving indemnities	(161)	(144)
Other assets	37,154	31,222
Other liabilities	(17,897)	(8,353)

NET INVESTED CAPITAL	836,022	841,111
Shareholders' equity	144,083	70,657
Medium/long-term financial debt	657,618	742,658
Short-term financial debt	34,322	27,796

SHAREHOLDERS' EQUITY AND FINANCIAL DEBT	836,022	841,111

        At December 31st 2002 the net invested capital amounted to approximately Euro 836 million, a decrease of around Euro 5 million.

        The most significant variations between the situation at December 31st 2001 and December 31st 2002 are analysed below.

Fixed assets

	31.12.02	31.12.01
	(thousand Euro)
Intangible fixed assets	56,331	64,858
Tangible fixed assets	710,225	735,554
Investments and other financial assets	9	9

Total	766,565	800,421

Net working capital

	31.12.02	31.12.01
	(thousand Euro)
Leftovers	15,615	14,636
Trade receivables	76,528	52,890
Trade payables	(41,783)	(49,561)

Total	50,361	17,965

        Trade receivables increased largely as a result of the higher quantity of electricity sold to the GRTN.

        Trade payables decreased due to the lower amount of services and supplies received.

Other assets

	31.12.02	31.12.01
	(thousand Euro)
Short-term tax receivables	5,950	819
Other short-term receivables	17,955	19,304
Short-term pre-paid expenses and accrued income	3,989	2,086
Receivables from tax authorities—long/medium-term	3,231	9,013
Other medium/long-term receivables	6,030	—

Total	37,154	31,222

Other liabilities

	31.12.02	31.12.01
	(thousand Euro)
Short-term tax payables	(2,497)	(3,720)
Other short-term payables	(4,790)	(427)
Short-term deferred income and accrued expenses	(543)	(479)
Other provisions for risks and charges	(10,068)	(3,727)

Total	(17,897)	(8,353)

        The other provisions include the provision for the plant maintenance cycles for Euro 10 million.

Net financial debt

        The table below outlines the medium/long-term financial debt for ISAB Energy S.r.l.

	31.12.02	31.12.01
	(thousand Euro)
Medium/long-term bank borrowings	700,142	783,234
Other medium/long-term financial debt	81,425	45,540
Current portion of loans	(123,949)	(86,116)

Total	657,618	742,658

        Short-term financial debt:

	31.12.02	31.12.01
	(thousand Euro)
Short-term bank borrowings	97,598	84,448
Other short-term financial debt	26,351	1,668

Short-term financial liabilities	123,949	86,116
Cash and cash equivalents	(85,101)	(58,320)
Other short-term financial receivables	(4,526)	0

Short-term financial assets	(89,627)	(58,320)

TOTAL	34,322	27,796

        Set out below is a breakdown of the change in net financial debt for the last three years:

	2002	2001	2000
	(thousand Euro)
CASH FLOW FROM OPERATIONS:
Cash flow from operations	159,391	104,434	15,675
Change in operating assets and liabilities	(35,284)	28,252	(51,766)

Total	124,107	132,686	(36,091)
CASH FLOW FROM INVESTMENT ACTIVITIES:
Investments	(12,059)	(16,242)	(23,966)
Divestments	—	1,351	1,320

Total	(12,059)	(14,891)	(22,646)
CASH FLOW FROM SHAREHOLDERS' EQUITY:
Capital increase	—	—	8,808
Capital subsidies	—	—	—
Dividends paid	(25,000)	—	—
Other changes to shareholders' equity	(8,534)	—	15,494

Total	(33,534)	—	24,302

CHANGE IN NET FINANCIAL DEBT	78,514	117,795	(34,434)
INITIAL NET FINANCIAL DEBT	770,454	888,250	853,815
CHANGE FOR THE YEAR	(78,514)	(117,795)	34,434

FINAL NET FINANCIAL DEBT	691,939	770,454	888,250

Equity investments

        ISAB Energy S.r.l. does not own shares in the parent companies nor in the associated company ISAB Energy Services S.r.l.; it holds a share of 5% of the share capital of the company Industria Acqua Siracusana S.p.A., a co-operative company managing industrial waste water.

Relations with parent companies, associated companies and other related parties

        ISAB Energy S.r.l. purchases the main raw materials necessary for production from ERG Raffinerie Mediterranee. At the same time it sells some raw materials and auxiliary services to ERG Raffinerie Mediterranee. Relations between the two companies also entail several contracts regarding the supply of industrial and general services, such as:

  •
  Health care;

  •
  Personnel administration;

  •
  Internal mail;

  •
  Fire-fighting/prevention.

        ISAB Energy also receives other general services from ERG S.p.A.:

  •
  Public relations service;

  •
  I.T. services.

        The amounts paid for these services are detailed in the Notes to the financial statements.

        The company has, furthermore, contracts for services supplied by Edison Mission Italia and Erg S.p.A. as part of the "Sponsor Support Agreements."

        The relationship which links ISAB Energy with ISAB Energy Services is regulated by the Operation and Maintenance contract, which assigns to ISAB Energy Services the role of plant operation and maintenance.

        As far as relations with related parties are concerned, as defined by the CONSOB recommendation dated February 20th 1997, recalled by the CONSOB recommendation dated February 27th 1998, there are not any relations which come under that definition and which have significant operations as their subject.

Subsequent events

        During February the Financing Institutions gave their approval to cancel the line of credit of Euro 57.3 million made available to ISAB Energy to cover any compensation should the arbitration tribunal have given judgement against the company in the litigation with the plant construction consortium. They have, furthermore, "de-subordinated"—for the period 2002-2004—several components of the payment relating to the "Operation and Maintenance" contract made from ISAB Energy to ISAB Energy Services, binding them however to check the financial ratios, calculated on a six-monthly basis, which must be in line with those indicated in the Project Credit Facility Agreement.

        On March 5th 2003, following the settlement with the consortium, meetings were held by the Executive Committee and the Board of Directors, during which it was decided that the corporate organisation would be altered. Such an amendment would be decreed during an extraordinary shareholders' meeting called to alter the company Statute. The annulment of the Executive Committee is expected, together with the nomination of a Chief Executive Officer or General Manager.

Operations expectations

        For 2003 the company expects a trend similar to that of 2002, with a slightly lower economic result due to the carrying out of the general shutdown for an equivalent of 28 days, which will affect train 2 and the parts in common. The general shutdown planned for the fourth quarter 2002 will in fact take place starting from March 29th 2003, in the light of the results of the inspection analysis carried out in June, which allowed the maintenance cycle to be revised. The complete maintenance cycle will now last

8 years rather than the current 6 years. This revision was decided after checks and technical were studies carried out, together with the licensees Ansaldo and Texaco.

        In October 2003 the ten-year exemption from IRPEG taxation, from which the company has benefited, will end.

        Regarding the revenue inspection for 1999 it is believed that within the first half of the current year the assessment will be concluded, as occurred for 1998.

        For 2003 the company has planned investments to improve plant reliability amounting to Euro 2 million, and investments amounting to Euro 5 million for Health, Safety and Environment.

        Furthermore, investments are planned to automate several company procedures and boost the I.T. infrastructures.

        Of particular importance are: the creation of software in the safety at work area; the improvement of internal communication and work permit processes; a revision of the Plant Management (PM) SAP maintenance module for managing statistics and preventive/predictive activities; the replacement of all Personal Computers, as they need to be technologically updated or are obsolete, and a large part of the servers, with a strengthening of the plant network.

Board of Directors' Proposal

Shareholders,

We close this report by inviting you to:

  •
  approve the financial statements of your company as at December 31st 2002;

  •
  to allocate the net income for the year of Euro 106,959,145.72

        Taking into account the limitations previously mentioned in the paragraph "Relations with the Financing Institutions" contained in the present report.

Rome, March 27th 2003

On behalf of the Board of Directors

The Chairman

Domenico D'Arpizio

Independent Auditor's Report

To the Shareholders of
ISAB Energy S.r.l.

        We have audited the accompanying balance sheets of ISAB Energy S.r.l. as of December 31, 2002 and 2001, and the related statements of income for the each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISAB Energy S.r.l. at December 31, 2002 and 2001, and the results of its operations for each of the three years in the period December 31, 2002, in conformity with accounting principles generally accepted in Italy.

        Accounting principles generally accepted in Italy vary in certain significant respects from accounting principles generally accepted the United States of America. The application of the latter would have affected the determination of net income for each of the three years in the period ended December 31, 2002 and the determination of Shareholder's equity as of December 31, 2002 and 2001, to the extent summarized in Note 9.

Reconta Ernst & Young S.p.A.

Genoa, Italy
May 5, 2003

ISAB Energy S.r.l.

Annual report for the year ended December 31st 2002
Financial statements

[LOGO]

ISAB ENERGY S.r.l.—Financial Statements
Amounts expressed in Thousands of Euro

BALANCE SHEET

ASSETS					31.12.02		31:12:01
				(Euro/000)		(Euro/000)
A)		Subscribed capita unpaid			—		—
B)		Fixed assets
	I.	Intangible assets
		1)	Start up and expansion expenses		12,017	—	17,250
		2)	Costs of research, development and advertising		—	—	—
		3)	Patents and right to use patents of others		—	—	—
		4)	Concessions, licenses, trade marks and similar rights		5,490	—	6,303
		5)	Goodwill		—	—	—
		6)	Intangible assets in progress and payments on account		111	—	8
		7)	Other		38,714	—	41,296

		Total			56,331	—	64,858
	II.	Tangible assets
		1)	Land and buildings		16,266	—	15,936
		2)	Plants and machinery		684,552	—	711,403
		3)	Other fixture, tools and equipment		196	—	173
		4)	Other		843	—	931
		5)	Tangible assets in course of construction and payments on account		8,370	—	7,112

		Total			710,225	—	735,554
	III.	Investments
		1)	Equity investments in		—	—	—
			a) subsidiary companies		—	—	—
			b) associated company		—	—	—
			c) parent companies		—	—	—
			e) other entities		5	—	5

					5	—	5
		2)	Loans	Beyond 12 months:		Beyond 12 months:
			a) subsidiary companies	—	—	—	—
			b) associated company	—	—	—	—
			c) parent companies	—	—	—	—
			e) other entities	—	4	—	4

					4	—	4
		3)	Other investments		—	—	—
		4)	Own shares, with indication of their aggregate nominal value		—	—	—

		Total			9	—	9

Total fixed assets					766,565	—	800,422

[LOGO]

ISAB ENERGY S.r.l.—Financial Statements
Amounts expressed in Thousands of Euro

BALANCE SHEET

ASSETS					31.12.02		31:12:01
				(Euro/000)		(Euro/000)
C)		Current assets
	I.	Stocks
		1)	Raw materials and consumables		15,370	—	14,158
		2)	work in progress and components		—	—	—
		3)	contract in progress		—	—	—
		4)	finisched goods and goods for resale		113	—	250
		5)	payments on account		132	—	228

		Total			15,615	—	14,636
	II.	Debtors		Beyond 12 months:		Beyond 12 months:
		1)	trade debtors	—	66,084	—	49,897
		2)	amounts owed by subsidiary companies	—	—	—	—
		3)	amounts owed by associated companies	—	—	—	—
		4)	amounts owed by parent companies	—	8,284	—	3,777
		4bis	amounts owed by other associated companies	—	6,686	—	242
		5)	others debtors	9,261	33,165	9,013	28,110

		Total			114,219		82,026
	III.	Investment which are not permanent
		1)	subsidiary companies		—		—
		2)	associate companies		—		—
		3)	parent companies		—		—
		4)	other companies		—		—
		5)	own shares, with indication of their aggregate nominal value		—		—
		6)	other investments		—		—

		Total			—		—
	IV.	Cash at bank and in hand
		1)	Banks and postal current account	—	85,099	—	58,318
		2)	Banque cheques	—	—	—	—
		3)	Cash on hand	—	2	—	3

		Total			85,101		58,321

Total currents assets C)					214,936		154,982
D)		Prepayments and accrued income
			—accrued income		—		—
			—prepayments		3,989	—	2,086

Total Prepayments and accrued income					3,989		2,086

Total Assets					985,490		957,490

[LOGO]

ISAB ENERGY S.r.l.—Financial Statements
Amounts expressed in Thousands of Euro

BALANCE SHEET

LIABILITIES					31.12.02		31:12:01
				(Euro/000)		(Euro/000)
A)		Capital and reserves
	I.		Share capital		5,165	—	5,165
	II.		Share premium account		—	—	—
	III.		Revaluation reserves		—	—	—
	IV.		Legal reserves		1,033	—	—
	V.		Reserve for own shares		—	—	—
	VI.		Reserve provided by the article of association		—	—	—
	VII.		Others reserves		—	—	—
		1)	Additional paid in capital		—	—	15,493
	VIII.		Profit (Loss) brought forward		30,926	—	(6,960)
	IX.		Profit (Loss) for the finacial period		—	—	—
		1)	Coverage losses		—	—	—
		2)	Profit (Loss) for the financial period		106,959	—	56,959

TOTAL CAPITAL AND RESERVES					144,083		70,657
B)		Provisions for risks and charges
		1)	Provision for pension and similar obbligation		—	—	—
		2)	Provision for taxation		305	—	—
		3)	Other provision		9,762	—	3,727

TOTAL PROVISION FOR RISKS AND CHARGES					10,068		3,727
C)		Employee severance indemnity			161	—	144
D)		Creditors		Beyond 12 months:		Beyond 12 months:
		1)	Deberture loans	—	—	—	—
		2)	Convertible debenture loans	—	—	—	—
		3)	Amounts own to banks	698,786	700,142	698,786	783,234
		4)	Amounts own to other finansor	—	—	—	—
		5)	Advanced received	—	—	—	—
		6)	Amounts owed to suppliers	—	24,429	—	30,629
		7)	Debts represented by bill of exchange	—	—	—	—
		8)	Amounts owed to subsidiary companies	—	—	—	—
		9)	Amounts owed to associated companies	—	—	—	—
		10)	Amounts owed to parent companies	43,871	78,767	43,871	57,693
		10bis	Amounts owed to other associated companies	—	24,400	—	6,779
		11)	Amounts owed to tax administration	—	2,497	—	3,720
		12)	Amounts owed to social security intitutions	—	83	—	65
		13)	Other creditors	—	317	—	362

Total Creditors					830,635		882,482
E)		Accruals and deferred income
			—accrued income		543	—	476
			—prepayments		—	—	4

Total accruals and deferred income					543		479

Total liabilities					841,407		886,832

Total liabilities, capital and deferred income					985,490		957,489
		Memorandum accounts
		Other personal guarantees
			—In favour of related parties		—		—
			—In favour of third parties		—		—

					—		—
		Other memorandum accounts			—		—
			—Others		3,651	0	3,057

					3,651		3,057

Total memorandum accounts					3,651		3,057

[LOGO]

ISAB ENERGY S.r.l.—Financial Statements
Amounts expressed in Thousands of Euro

INCOME STATEMENTS

			2002	2001	2000
A)	VALUE OF PRODUCTION
	1)	Net turnover from sales and services	421,319	377,207	229,416
	2)	variation in stocks of finisched goods and in work in progress	(137)	65	151
	3)	Variance in contracts in progress	0	0	0
	4)	work performed for own purposes and capitalized	824	37	12,506
	5)	Other revenues and income	0	0	0
		other	22,413	18,872	65,374

			22,413	18,872	65,374

TOTAL VALUE OF PRODUCTION			444,419	396,181	307,447
B)	COST OF PRODUCTION
	6)	For raw materials, consumable and goods for sale	(165,073)	(169,267)	(187,262)
	7)	For services	(58,123)	(59,349)	(49,281)
	8)	For use of assets owned by other	(1,964)	(989)	(1,296)
	9)	For staff costs	0	0	0
		a) wages and salaries	(952)	(906)	(995)
		b) social security costs	(281)	(242)	(283)
		c) provision for severance indemnity	(65)	(55)	(69)
		d) pension costs	0	0	0
		e) other costs relating to staff	(19)	(1)	(0)

			(1,316)	(1,204)	(1,347)
	10)	Value adjustments
		a) Amortization of intangible assets	(8,795)	(9,011)	(6,629)
		b) Amortization of tangible assets	(36,981)	(36,247)	(25,001)
		c) Reduction in value of fixed assets	0	0	0
		d) Allowance for doubtful debtors included	0	0	0
		in current assets	0	0	(102)

			(45,776)	(45,258)	(31,733)
	11)	Variation in stocks of raw materials, consumables and good for reseals	1,212	1,420	3,152
	12)	Amounts provided for risk provisions	0	0	0
	13)	Other accruals	(6,459)	(1,931)	(1,889)
	14)	Other operating charges	(4,975)	(4,506)	(4,663)

TOTAL COSTS OF PRODUCTION			(282,474)	(281,084)	(274,319)
DIFFERENCE BETWEEN VALUE AND COST OF PRODUCTION (A-B)			161,945	115,097	33,128

[LOGO]

ISAB ENERGY S.r.l.—Financial Statements
Amounts expressed in Thousands of Euro

INCOME STATEMENTS

				2002	2001	2000
C)	FINANCIAL INCOME AND CHARGES
	15)	Income from equity investments		0	0	0
	16)	Other financial income		0	0	0
		a)	from loans forming part of fixed assets
		b)	from other permanent investments other than equity ones	0	0	0
		c)	from other investments which are not permanent	0	0	0
		d)	other income not included above
			subsidiary companies	0	0	0
			associated companies	0	0	0
			parent companies	52	237	29
			other associated companies	26	0	0
			other companies	2,487	2,837	868

				2,566	3,074	897
	17)	interest payable
			subsidiary companies	0	0	0
			associated companies	0	0	0
			parent companies	(2,804)	(3,455)	(660)
			other associated companies	(115)	(45)	(634)
			other companies	(46,879)	(52,400)	(48,709)

				(49,797)	(55,900)	(50,003)

T TOTAL FINANCIAL INCOME AND CHARGES				(47,232)	(52,825)	(49,106)
D)	VALUE ADJUSTMENT OF INVESTMENT			0	0	0
	18)	Revalutation		0	0	0
	19)	Devaluation		0	0	0

TOTAL VALUE ADJUSTMENT OF INVESTMENT				0	0	0
E)	EXTRAORDINARY INCOME AND CHARGES
	20)	Income
			from disposal of assets	0	34	0
			extraordinary income	0	0	2,404
			other	0	0	0

				0	34	2,404
	21)	Charges
			from disposal of assets	0	(195)	(1)
			incomes taxes from previous year	(305)	0	0
			contingent liabilities	0	(0)	(378)
			other	(86)	0	0

				(391)	(195)	(379)

TOTAL EXTRAORDINARY INCOME TAXES				(391)	(161)	2,025

Profit (Loss) before income taxes				114,321	62,111	(13,954)
	22)	Income taxes		(7,362)	(5,152)	2,437

	23)	Profit (Loss) for the financial period		106,959	56,959	(11,517)

ISAB Energy S.r.l.

Annual report for the year ended December 31st 2002
Notes to the financial statements

1.     The company

        ISAB Energy is the owner of the industrial gasification and cogeneration complex denominated "IGCC—Integrated Gasification Combined Cycle", situated in Priolo Gargallo, Sicily, designed for the production of electrical power.

        The plant, which became operational on April 18th 2000 following the "provisional acceptance" issued to the plant construction consortium Snamprogetti Foster Wheeler Energy (the "Consortium"), on December 30th 2002 completed the guarantee period with regard to regular functioning and productive capacity, leading to the definitive and conclusive declaration of "final acceptance".

2.     Criteria for the preparation of the financial statements

        The financial statements have been prepared in compliance with the laws which govern their preparation, interpreted and integrated using the accounting principles issued by the "Consigli Nazionali dei Dottori Commercialisti e dei Ragionieri".

        The financial statements include the Balance Sheets, Income Statement and the Notes to the financial statements.

        Every item on the Balance Sheets is accompanied by the corresponding financial statement amounts for 2001 and 2002, while in the Income Statements the figures for 2000, 2001 and 2002 are provided.

        For the sake of clarity the figures in the Notes to the financial statements have been rounded to the nearest thousand Euro, in line with past practices; as a result some of the total amounts may vary slightly from the sum of their components.

3.     Accounting policies and evaluation criteria

        The accounting policies and evaluation criteria adopted are set out below. They conform entirely to articles 2423 bis and 2426 of the Italian Civil Code.

        The evaluation criteria adopted for the drawing up of the financial statements at December 31st 2002 are the same as those adopted the previous year.

3.1   Intangible fixed assets

        Intangible fixed assets are recorded at their purchase price or production cost, including related capitalization interest, incurred at the date of completion, and are amortised on a straight line basis, according to their useful life, also considering their residual value.

        More specifically, the figures result from the application of the following criteria:

  •
  plant and improvement expenses are amortised in five years;

  •
  the industrial process licenses in relation to the contractual duration agreed with the licensee;

  •
  licensed software in three years;

  •
  the contribution to ENEL for the period of use of the power lines connected to the IGCC plant, indicated in the contract of the sale of electricity;

  •
  the expenses linked to the project financing for the duration of the financing obtained from the banks.

3.2   Tangible fixed assets

        Tangible fixed assets are recorded at purchase or production price and are displayed net of amortisation and depreciation provisions.

        The figures shown have not undergone any revaluation.

        The cost of assets includes capitalization interest incurred during the period of construction.

        Improvement, modernisation, transformation and maintenance costs are capital in nature and are thus capitalised and depreciated in relation to the useful life of the asset they relate to.

        Non-capital maintenance and repair costs are expensed in the periods in which they are incurred.

        The depreciation rates, determined on a prudent basis, which are the same as those used in prior years and follow a depreciation schedule which takes account of the estimated residual value of each asset, are listed below according to the type of asset in question:

	%	Degree of depreciation at 31.12.02
Industrial buildings	3-4	10%
Light buildings	10	24%
IGCC complex buildings	3.5-7.5	12%
Industrial equipment	10	25%
Office equipment and furniture	12	40%
Sundry and minor equipment	10	36%
Electronic equipment	20	53%
Vehicles	25	89%

        With regard to the IGCC plant, the rates shown refer exclusively to the values arising from an independent survey on the single technical units of the plant.

3.3   Equity investments

        Shareholdings are recorded at their purchase price or subscription price and adjusted if there has been a permanent loss of value.

3.4   Inventories

        Raw materials are accounted for at the lower of cost, using the LIFO (Last In—First Out) method on an annual basis, and the current market value.

        Finished products are accounted for on the basis of the current market value.

        Inventories of ancillary and consumer goods are accounted for at the lower of their weighted average cost and the current market value.

3.5   Receivables and payables

        Receivables and payables are recorded at their nominal value reduced where necessary by a provision for doubtful accounts.

        Transactions in foreign currency during the year are converted into Euro at the exchange rate on the day of the transaction and the difference between this value and the amount actually paid or received is recorded in the income statement under financial income and expenses.

        The foreign exchange differences, resulting from the conversion of foreign exchange receivables and payables at the year-end are included in the income statement.

3.6   Current and deferred income taxes

        The current income taxes have been accrued to cover estimated tax charges. Deferred tax liabilities and assets are accrued to reflect the timing differences between the financial reporting basis and tax basis of assets and liabilities and tax losses carried forward.

        The deferred tax assets are included in the statements only if there is a reasonable chance of recovering them; deferred taxes are not accounted for if the liability is considered remote. These taxes have been calculated on the basis of estimated tax rates expected for the periods in which the taxable timing differences will be concentrated.

3.7   Accruals and payables

        Accrued income and liabilities and deferred income and expenses are accounted for on an accrual basis, with reference to the provisions of article 2424 bis of the Italian Civil Code.

3.8   Provisions for risks and charges

        The provisions for risks and charges cover specific, definite or possible liabilities, but whose amount or date of payment is not certain at the end of the year.

3.9   Maintenance cycles

        The provision for the extraordinary periodical maintenance is carried out pro rata temporis for each financial year on the basis of the estimate of costs to be sustained and the multi-year maintenance cycle programmes of the IGCC plant.

3.10 Provision for staff leaving indemnities

        This item represents all the liabilities to personnel, calculated according to current legislation and collective labour contracts in force at the close of the year.

3.11 Memorandum accounts

        Memorandum accounts are accounted for at the value of the commitment taken or received and the potential value of the risk objectively estimated.

        In relation to the accounting principle number 22 issued by the "Consigli Nazionali dei Dottori Commercialisti e dei Ragionieri", the guarantees issued against the payables recorded in the balance sheet are not recorded amongst the memorandum accounts but are shown in the Notes to the financial statements, where necessary, in the comments to the relevant payable items.

3.12 Financial expenses

        The interest payable and the financial expenses incurred by the financing obtained from the parent company and subsequently by the financing received from the Project financing, until the date the plant started operations (April 18th 2000), have been capitalised amongst the various asset items.

        The interest payable and financial expenses subsequent to that date contributed to the formation of the economic result.

3.13 Income Statement

        Income and expenses are accounted for in the income statement on an accrual basis.

        Up until the date when the plant was accepted, the costs pertaining to technical studies, legal and financial services, permits and licenses, internal work, directly or indirectly attributable to the start-up and development of the project and the building of the plant, as well as its trial run, were capitalised amongst the fixed assets, whereas the expenses not directly pertaining to the project's progress and its implementation were recorded in the financial year.

3.14 Extraordinary income and expenses

        This item consists exclusively of the effects resulting from changes in the application of accounting principles, from extraordinary events not in any way connected to ordinary operations, taxes pertaining to previous years and litigation underway with the tax authorities.

4.     Related party transactions

        The company engages in commercial relations and service-linked and financial relations both with its direct parent companies and with the companies of the same Groups, regulated by contracts fixed at market conditions, with the exception of financing, which is paid back at zero rate in 10 years and matures in 2010.

        During 2002, most of the activity previously done with ERG Petroli were transferred to ERG Raffinerie Mediterranee S.r.l.

        The most significant are:

  •
  the supplies of "feedstock", the raw material for the IGCC plant, in relation to the "Feedstock Supply Agreement" of June 20th 1996. This material comes from the processing residues from the ISAB refinery, which until September 30th 2002 was owned by the parent company ERG Petroli and since October 1st 2002 is under the ownership of the associated company ERG Raffinerie Mediterranee;

  •
  the reciprocal supplies of minor products between the companies, ERG Petroli until September 30th 2002, and subsequently ERG Raffinerie Mediterranee, by virtue of the "Minor Products Agreement" of April 5th 1996. These supplies include, but are not limited to, supplies of diesel, gas, fuel oil, steam and heat;

  •
  the allotment of two loans linked to the Project financing operation and denominated "sub-debt", on the basis of the agreements drawn up between the financing banks and the sponsors ERG Petroli and MEC Priolo B.V.;

  •
  the services carried out by the associated company ISAB Energy Services S.r.l., under the "Operation & Maintenance" contract of April 5th 1996, concerning the running and maintenance of the IGCC plant.

        ISAB Energy Services S.r.l. belongs to the same groups of the associated companies ERG Petroli and MEC Priolo.

        ERG S.p.A. performs other services with regard to legal, corporate, tax and administrative assistance and public relations. ERG Petroli, up until September 30th 2002, performed certain public relations, personnel administration, organisation and management of human resources. As of October 1st 2002, ERG Raffinerie Mediterranee began performing certain services related to personnel administration, organisation and management of human resources. Mission Energy Italia S.r.l. and Edison Mission Energy Ldt. provide services by staff at headquarters and advice in the financing, insurance and commercial sectors.

        The figures regarding inter-group operations are detailed further on in these Notes.

5.     Project financing

        Supplied below is a general outline of the guarantees and relations arising from the Project financing operation which was concluded in 1996 with the signing of the Contract of Project Credit, which was subjected to its last change on September 15th 2000 as a conclusion to the re-financing operation:

  •
  the setting up of a first mortgage in favour of San Paolo IMI S.p.A. as a security for the payment of amounts and the satisfying of all obligations laid down in the Contract of Project Credit. The mortgage relates to the land and entire I.G.C.C. plant at Priolo Gargallo;

  •
  the setting up of a special lien in favour of San Paolo IMI S.p.A. as a security for the payment of amounts and the satisfying of all obligations resulting from the Contract of Project Credit. The lien relates to plants, machinery, capital goods, raw materials, goods in progress, finished products, warehouse reserves and receivables resulting from the sale of the above goods;

  •
  the transfer of all rights of a financial nature and sums received or to be received in relation to those rights according to or in relation to the Project Contracts—as detailed in the introduction to the deed of assignment—in favour of San Paolo IMI S.p.A. The transfer is a security for all the obligations assumed according to or in relation to the Contract of Project Credit;

  •
  the transfer to San Paolo IMI S.p.A. of all the insurance reimbursements to be paid or received in relation to the insurance as laid down in the Contract of Project Credit (with the exception of the reimbursements pertaining to the accidents of employees or the compensation of third-party civil liability damages).

        The duration of the obligations after the re-financing operation was extended from eight to fourteen years from the payment of the first instalment, which occurred on December 15th 2000, and therefore until December 15th 2014.

        Furthermore, the financial management of the Company, in particular its cash flow, is monitored very closely by the banks.

6.     Notes to Balance Sheet

Assets

Fixed assets (Euro 766,565 thousand)

6.1   Intangible fixed assets

	Start-up and expansion expenses	Licenses and trademarks	Assets under construction & advances	Other intangible fixed assets	Total
Historical cost	26,166	8,900	8	45,761	80,835
Amortisation	(8,916)	(2,597)	—	(4,464)	(15,977)

Balance at 31.12.01	17,250	6,303	8	41,296	64,858
Movements during the year:
Acquisitions	—	—	268	—	268
Reclassification	—	166	(166)	—	—
Amortisation	(5,233)	(980)	—	(2,583)	(8,795)
Historical cost	26,166	9,066	111	45,761	81,103
Amortisation	(14,149)	(3,576)	—	(7,047)	(24,772)

Balance at 31.12.02	12,017	5,490	111	38,714	56,331

        The start-up and expansion expenses include the cost of forming the company, amounting to Euro 5 thousand, and Euro 12,012 thousand of start-up expenses, valued as recoupable and directly attributed to the start-up of operations. They include financial expenses amounting to Euro 872 thousand consisting of:

  •
  Euro 8,987 thousand, from the services carried out by the associated company ISAB Energy Services S.r.l., on our behalf and in our interest, aimed at the training and organisation of the qualified personnel.

  •
  Euro 3,026 thousand, from the technical and legal advice and services necessary to develop the project.

        The licenses and trademarks and similar rights include Euro 5,221 thousand pertaining to the cost of the licenses to use the "Texaco" gasification processes and the "Lurgi" sulphur recovery processes. The amortisation applied amounts to Euro 1,709 thousand.

        The assets under construction amounting to Euro 111 thousand relate to the development of software (Euro 42 thousand) and to advances to suppliers (Euro 69 thousand).

        The other intangible fixed assets include the contribution paid to Enel for the connection of the I.G.C.C. plant to the National power grid for a total of Euro 22,405 thousand, and the deferred financing expenses (Euro 16,308 thousand). These amounts are shown after amortisation amounting to Euro 3,576 thousand and Euro 3,471 respectively.

6.2   Tangible fixed assets

	Land and Buildings	Plant and machinery	Indust and Comm. equipment	Other Assets	Fixed assets under costr. Advances	Total
Historical cost	17,031	771,046	211	1,516	7,111	796,915
Revaluations	—	—	—	—	—	—

	17,031	771,046	211	1,516	7,111	796,915
Depreciation	(1,096)	(59,643)	(38)	(585)	—	(61,361)
Excess amortisation	—	—	—	—	—	—
Write-downs	—	—	—	—	—	—

Balance at 31.12.01	15,936	711,403	173	931	7,111	735,554
Movements during the year:
Acquisitions	—	—	—	—	11,791	11,791
Capitalization/reclassification	956	9,318	49	210	(10,533)	—
Disposal and divestment	—	(136)	—	(4)	—	(140)
Depreciation	(627)	(36,034)	(26)	(294)	—	(36,981)
Excess amortisation	—	—	—	—	—	—
Write-downs	—	—	—	—	—	—
Historical cost	17,988	780,208	260	1,707	8,370	808,532
Revaluations	—	—	—	—	—	—

	17,988	780,208	260	1,707	8,370	808,532
Depreciation	(1,722)	(95,656)	(64)	(865)	—	(98,307)
Excess amortisation	—	—	—	—	—	—
Write-downs	—	—	—	—	—	—

Balance at 31.12.02	16,266	684,552	196	843	8,370	710,225

        The tangible fixed assets include the capitalized interest expenses incurred during the construction period that remained capitalised to the individual assets. The figure at December 31st 2002 was Euro 100,794 thousand.

        All of the buildings destined for industrial use, for Euro 13,541 thousand, include the set of buildings made up of the entrance and porter's lodge, the offices, the canteen, the warehouse, the control room, the laboratory, the cabins and roads, parking lots and the other respective infrastructures. The item includes Euro 505 thousand relating to light constructions.

        The depreciation for Euro 1,722 thousand relates to buildings for Euro 1,561 thousand, and to light constructions for Euro 161 thousand.

        The item plant and machinery refers to the I.G.C.C. industrial gasification and cogeneration plant. The sum of Euro 780,208 thousand refers to the plants making up the electrical power plant for Euro 717,101 thousand, the transformer substations for Euro 57.188 thousand and Euro 5,919 thousand for the auxiliary treatment and purification stations.

        The depreciation amounting to Euro 95,656 thousand was applied with exclusive reference to the economic and technical life valued in a weighted average residual time of 21 years. The increases in the year are due to the capitalisation on the electrical power plant (Euro 9,209 thousand—Euro 4,586 thousand of which is for new investments in strategic reserves), new metallurgical developments, adapting to safety regulations and other improvements and the coming on stream of a plant component called the "turbo expander" (Euro 4,623 thousand). The "turbo expander" could not be activated on April 18th 2000, when the IGCC plant was accepted, because of design alterations which needed to be made. This technical unit increases the electrical power production capacity by around 6 MWh.

        The item "fixed assets under construction and advances" refers to investments not yet concluded (Euro 8,230 thousand), and advances to suppliers (Euro 140 thousand).

6.3   Financial fixed assets

        The value of equity investments in other companies relates to the purchase cost at the nominal value of 100 shares, equal to 5% of the share capital, of the company Industria Acqua Siracusana S.p.A., with registered headquarters in Syracuse, Sicily.

Current Assets (Euro 214,936 thousand)

6.4   Inventories

	31.12.02	31.12.01
Raw materials	3,417	3,702
Ancillary and consumable materials	11,953	10,456
Finished products and goods	113	250
Advances	132	228

TOTAL	15,615	14,636

        Inventories of raw materials fell due to the lower quantities of diesel in stock at the end of the year.

        The increase in the inventory value of ancillary and consumable goods can be attributed to the higher level of spare reserves, whose effect amounted to Euro 1,455 thousand.

        The inventories of products refer to the quantities of sulphur and vanadium concentrate.

        The advances refer to receivables for advances to suppliers on purchase orders for spare parts and consumable goods, which are due to be delivered in the first few months of the following year.

6.5   Receivables

	31.12.02	31.12.01
Trade receivables	66,084	49,897
Receivables from parent companies	8,284	3,777
Receivables from associated companies	6,686	242
Other receivables	33,165	28,110

TOTAL	114,219	82,026

Trade receivables

	31.12.02	31.12.01
Receivables due form the sale of electrical power	65,698	49,336
Sundry trade receivables	386	561

TOTAL	66,084	49,897

        The receivables refer mainly to the sale of electricity in the months of November and December 2002. The figure shown at the end of the year is higher than that of the previous year due to greater electricity production in the last two months of the year.

        The receivables for the sale of electrical power were collected in the months of January and February 2003.

Receivables from parent companies

	31.12.02	31.12.01
Trade receivables:
ERG Petroli S.p.A.	8,284	2,751
ERG S.p.A.	—	1,026

TOTAL	8,284	3,777

        These receivables relate only to ERG Petroli and arose mainly from the sale of minor products and valuation adjustments to feedstock supplies in 2002.

Receivables from associated companies

	31.12.02	31.12.01
Trade receivables:
ERG Raffinerie Mediterranee S.r.l.	2,053	—
ISAB Energy Services S,r,l,	107	242
	2,160	242
Financial receivables:
ISAB Energy Services S.r.l.	4,526	—

TOTAL	6,686	242

        Receivables from ERG Raffinerie Mediterranee refer to the sale of minor products in the months of November and December 2002.

        Receivables from ISAB Energy Services relate to charges for general service.

Other receivables

	31.12.02	31.12.01
Receivables due from Tax Authorities	—	494
Receivables due from public bodies	—	2
Receivables from employees	11	5
Receivables for damage compensation	21,030	—
Receivables for insurance reimbursements	2,421	16,941
Receivables for advance taxes	9,180	9,338
Sundry receivables	134	1,289
Advances to suppliers	389	42

TOTAL	33,165	28,111

        The sum of Euro 21,030 thousand relates to the settlement of the litigation with the Consortium signed on December 30th 2002, according to which the company is to be compensated for the breaches of the construction contract (Turnkey Construction Contract of June 21st 1996) pertaining to the industrial IGCC plant.

        The agreement provides for the payment of the compensation in the following way: Euro 15 million by February 2003 and Euro 6 million in the following periods for waived royalty expenses.

        The item "Receivables for insurance reimbursements", already recorded in 2001 following the damage incurred during the construction of the IGCC plant and during its operation, was reduced by Euro 14,469 thousand following the settlement and payment of the damages; there is a sum of Euro 2,421 thousand outstanding, which should be collected during 2003.

        The tax credit for advance taxes relates for Euro 5,603 thousand to IRPEG taxation and Euro 3,577 thousand to IRAP taxation.

        The IRPEG taxation reflects the effect of lower taxation from losses carried forward to the end of ten-year exemption period (October 2003).

        The IRAP taxation refers for Euro 3,133 thousand to the payments made during the previous tax periods on the capitalised expenses up until the moment the plant became operational, and which will be absorbed in future years in relation and proportion to the depreciation of the costs which generated it and for Euro 444 thousand to the timing differences generated in 2000, 2001 and 2002, which will arise in the coming years.

        The recording of deferred taxes was carried out in compliance with the accounting principle number 25 issued by the "Consigli nazionali dei dottori commercialisti e dei ragionieri".

        The receivables collectable beyond twelve months relate mainly to IRAP calculated on capitalised expenses and the receivable from the Consortium.

6.6   Cash and cash equivalents

	31.12.02	31.12.01
Bank and postal deposits:
—ordinary current accounts	42	13
—Project Financing	85,057	58,304

	85,099	58,318
Cash on hand	2	3

TOTAL	85,101	58,321

        The item is generated by the existing availability at the end of the year of cash in hand and in bank accounts.

6.7   Accrued income and pre-paid expenses

Pre-paid expenses

	31.12.02	31.12.01
Premiums for sureties	178	385
Fees for services and other fees	390	442
Insurance	3,420	1,259

TOTAL	3,989	2,086

        The premiums for sureties refer to amounts paid to the banks as securities issued for the VAT credit for the years 1998 and 1999.

        The insurance deferrals relate to premiums on policies to cover property and civil responsibility risks, which expire after the year in question.

        The other deferrals arose mainly from the payments for diagnostic activities to the turbines for Euro 214 thousand made to the parent company ERG Petroli.

        The following table shows the receivables, accrued income, and pre-paid expenses broken down by maturity:

	within 12 months	within 5 years	beyond 5 years	Total
Receivables included as financial assets
—from others	—	4	—	4
Receivables included as current assets
—advances to suppliers (inventories)	132	—	—	132
—from customers	66,084	—	—	66,084
—from parent companies	8,284	—	—	8,284
—from associated companies	6,686	—	—	6,686
—from others	23,905	5,674	3,586	33,165

	105,091	5,674	3,586	114,351
Accrued income and pre-paid expenses
—pre-paid expenses	3,980	9	—	3,989

TOTAL	109,071	5,687	3,586	118,344

Liabilities and Equity

6.8   Shareholders' Equity

Share capital

        The fully paid-up share capital is as follows:

	Share of capital	%
ERG Petroli S.p.A.—Siracusa	2,634,150	51
MEC Priolo BV—Olanda	2,530,850	49

TOTAL	5,165,000	100

        Although ERG Petroli S.p.A. possesses the majority share, these statements show both shareholders to be the parent companies, in consideration of the fact that the Shareholders agreements define the joint control of the company by both shareholders.

Legal reserve (Euro 1,033 thousand)

        The legal reserve corresponds to one fifth of the share capital.

Income (Loss) carried forward (Euro 30,926 thousand)

        The item refers to the share carried forward of the income for 2001.

Changes in Shareholders' Equity

	Share Capital	Share Premium Reserve	Legal Reserve	Other Reserve	Retained earnings (loss)	Income (Loss) for the year	Total Shareholders Equity
Balance at 31.12.2000	5,165	—	—	15,494	—	(6,960)	13,699
Loss for 2000 brought forward	—	—	—	—	(6,960)	6,960	—
Result for 2001	—	—	—	—	—	56,959	56,959

Balance at 31.12.2001	5,165	—	—	15,493	(6,960)	56,959	70,657
Cover of losses for 1999 and 2000	—	—	—	(6,960)	6,960	—	—
Appropiation of residual reserve in capital account to financial payable	—	—	—	(8,533)	—	—	(8,533)
Appropriation of income for 2001	—	—	1,033	—	30,926	(31,959)	—
Distribution of income for 2002	—	—	—	—	—	(25,000)	(25,000)
Result for 2002	—	—	—	—	—	106,959	106,959

Balance at 31.12.2002	5,165	—	1,033	—	30,926	106,959	144,083

6.9   Provisions for risks and charges

			Changes
	31.12.02	31.12.01	Increases	Decreases
Provision for back taxes	305	—	305	—
Provision for maintenance cycles	9,716	3,304	6,412	—
Provision for finished product expenses	47	424	47	(424)

TOTAL	10,067	3,727	6,764	(424)

        The provision for back taxes was made in anticipation of higher tax charges for the years 1998 and 1999, after the presentation of notices of assessment and adjustment for direct taxes and VAT.

        Following these notices the company has presented assessment petitions, which will be defined in the first few months 2003.

        The maintenance cycle provision has been adjusted with the competent share for the year of the shutdown of plants for extraordinary maintenance which, originally planned for 2002, was re-scheduled for the first six months of 2003 following the revision of the maintenance plan to four-year cycles for each train and bi-annual for the parts in common.

        The provision is stated net of the costs incurred to that end during the year.

        The expenses provision for finished products has been utilized within the limits of the provision set up in 2001 to cover both the costs arising from the conclusion of the sales negotiations for the sale of off-specification vanadium concentrate and those incurred against the quantities of vanadium concentrate in stock at December 31st 2001, sold in the first few months of 2002.

6.10 Staff leaving indemnities

			Changes
	31.12.02	31.12.01	Increases	Decreases
Staff leaving indemnities	161	144	34	(16)

        This fund fully covers the leaving indemnities of all the employees up to December 31st 2002, in compliance with current legal and contractual requirements.

        The decrease is largely due to the resignation of some employees.

6.11 Payables

	31.12.02	31.12.01
Bank borrowings	700,142	783,234
Trade payables	24,429	30,629
Payables to parent companies	78,767	57,693
Payables to associated companies	24,400	6,779
Due to tax authorities	2,497	3,720
Due to social security institutions	83	65
Other payables	317	362

TOTAL	830,635	882,482

Bank borrowings

	31.12.02	31.12.01
Loans and financing:
Project financing San Paolo IMI S.p.A.	700,142	783,234

TOTAL	700,142	783,234

        The bank borrowings related to the Project financing operation, which was accompanied by special liens and a mortgage on the land, as previously mentioned in the introduction to this document.

        The financing agreed with the company via the "Project Credit Facility Agreement" contract, dated April 5th 1996, was re-negotiated on September 15th 2000 with a "Refinancing" operation whose main outcome was the extension of the expiry terms to December 15th 2014.

        At the date of this report, several of the conditions (insurance cover and projected financial and economic ratios), which were laid out in the Project Financing contract, have not been fulfilled; for this reason the financing banks, exercising their contractual right, did not authorise either the payments of the subordinate debts to the shareholders and their subsidiaries or the payment of the 2001 profits as decreed.

        The financing is of the "non recourse" type, is to be repaid in 29 instalments (the first on December 15th 2000), at variable rates linked to the Euribor at six months on tranche "B" and to the EIB at three months BEI on tranche "C".

        At December 31st 2002, given the current debt, hedging operations on the interest rate (Interest Rate Swap) were in existence, for notional values equal to Euro 567 million, fixing the effective interest rate at 4.925%.

        During 2002, the debt was reduced through 4 payments for Euro 48,389 thousand on tranche "B" and Euro 34,473 thousand on tranche "C".

        The residual capital of the various tranches is displayed below and includes the interest payable accrued at December 31st 2002:

	31.12.02	31.12.01
Tranche "B"	384,264	432,653
Tranche "C"	314,522	348,996
Interest payable on financing	1,356	1,586

TOTAL	700,142	783,234

        According to year-end commitments, to the changes being defined with the financing banks regarding the structure of the debt, to the subsequent expected re-formation of the depreciation plan and to the advance reimbursement contractually provided for regarding a share of the compensation to be paid by the construction consortium as part of the litigation settlement, the expiry dates for repayment per year are estimated thus:

2003	97,598
2004	75,211
2005	78,630
2006	88,886
2007	91,450
beyond 2008	268,367

TOTAL	700,142

Payables due to suppliers

	31.12.02	31.12.01
Italian suppliers	19,976	28,417
E.U. suppliers	1,001	1,087
Suppliers outside E.U	3,451	1,125

TOTAL	24,429	30,630

        The payables due to suppliers were lower than in 2001 because of the fewer services and supplies received at the end of the year.

Payables due to parent companies

	31.12.02	31.12.01
Trade payables:
ERG S.p.A.	87	2
ERG Petroli S.p.A.	74	12,151
	161	12,153
Financial payables:
ERG Petroli S.p.A.	37,851	26,978
Edison Mission Energy (USA)	19,744	18,562
MEC Priolo B.V. (Olanda)	16,623	—
	74,218	45,540
Other payables:
ERG S.p.A.	4,389	—
	4,389	—

TOTAL	78,767	57,693

        The trade payables due to ERG S.p.A. relate to services received, while the other payables relate to the payment of VAT for the month of December 2002, transferred to the Group's centralised account.

        The financial payables due to ERG Petroli S.p.A. refer to the subordinated loan (sub-debt) and the Project financing loan amounting to Euro 23,281 thousand, as well as the interest accrued for Euro 1,820 thousand and the income for 2001 determined at Euro 12,750 thousand, suspended and awaiting payment after the approval from the financing banks.

        The repayment plan and the conditions of the disbursement of the subordinated loan provide for 34 semi-annual instalments of the same amount, starting from the moment in which the settlement of the litigation with the Consortium was effective. There was an increase of Euro 4,352 thousand on this debt during 2002, arising from the partial use of the capital account reserve to be reimbursed to the Shareholders.

        Comparisons with the previous year highlight the transfer of the financing arising from the "Loan agreement" of April 5th 1996 (Euro 7,207 thousand) to the company ERG Raffinerie Mediterranee.

        The financial payables due to Edison Mission Energy represent the subordinate loan (sub-debt) and the Project financing loan, which was raised in the interest of the parent company MEC Priolo B.V. for Euro 18,186 thousand. The figure shown in the balance sheet includes accrued interest for Euro 1,558 thousand.

        The conditions of collectability and repayment are the same as those of the same debt due to ERG Petroli.

        The financing for Euro 4,181 thousand from MEC Priolo B.V. also consists of the subordinate loan and Project financing loan. It is recorded following the destination of the capital account reserve and is shown in the balance sheet inclusive of the accrued interest payable for Euro 191 thousand.

        With regard to the conditions of collectability and repayment, the same clauses of the same above-mentioned debts are valid.

        The amount includes for Euro 12,250 thousand the income from 2001, awaiting payment after approval from the financing banks.

Payables due to associate companies

	31.12.02	31.12.01
Trade payables:
ERG Raffinerie Mediterranee S.r.l.	6,308	—
ISAB Energy Services S.r.l.	10,780	6,628
Mission Energy Italia S.r.l.	20	106
Edison Mission Energy Ltd. (UK)	85	45
	17,193	6,779
Financial payables:
ERG Raffinerie Mediterranee S.r.l.	7,207	—

TOTAL	24,400	6,779

        The payables due to ERG Raffinerie Mediterranee relate to business relations for supplies for December and services carried out in the final quarter, for a value of Euro 6,308 thousand, and the financing subordinate to the "Loan agreement" contract of April 5th 1996 for Euro 7,207 thousand. This debt, without accrued interest, is repaid at six-monthly rates of the same amount and expires on April 1st 2010.

        As far as ISAB Energy Services S.r.l. is concerned, the figure shown relates to services received on the basis of the previously mentioned "Operation & Maintenance" contract.

        Trade payables due to the companies Mission Energy Italia S.r.l. and Edison Mission Energy Limited consist of consultancy expenses, services and emoluments for directors' social appointments.

Due to tax authorities

	31.12.02	31.12.01
Income tax for the year	2,300	3,570
Due to tax authorities for deductions	73	60
Other tax payables	123	91

TOTAL	2,497	3,720

        The item is due for Euro 2,300 thousand to IRAP taxation for the year, net of the advances paid during the year as well as the deductions from the income of employees and independent workers and the taxes on emissions and waste disposal.

        During the year, the company was still exempt from IRPEG taxation, an exemption which will expire in October 2003.

Due to Social Security Institutions (Euro 83 thousand)

        This item (Euro 65 thousand at December 31st 2001) includes Euro 49 thousand due to the various institutions for social security and national insurance contributions relating to salaries and wages for the months of December 2002 and the allocation of Euro 34 thousand for contributions due from the pay accrued by employees on holidays and paid days off not taken, productivity premiums and overtime not yet paid.

Other payables

	31.12.02	31.12.01
Payables due to employees	202	140
Other sundry payables	115	221

TOTAL	317	362

        "Payables due to employees" refers to sums not yet paid and includes holidays and paid days off not yet taken, overtime and productivity premiums.

        The item "other sundry payables" relates to expenses for 2001 paid to the Antitrust Authority for electricity and gas.

6.12 Accrued expenses and deferred income

	31.12.02	31.12.01
Accrued expenses:
Additional salary expenses and contributions	33	29
Expenses from swap operations (IRS)	510	446

	543	476
Rents payable	—	4

TOTAL	543	479

        The accrued expenses include the expense of Euro 510 thousand of the hedging operation on the interest rates (IRS) of the financial debt obtained via Project financing.

        Payables and Accrued expenses are broken down by maturity as follows:

	within 12 months	within 5 years	beyond 5 years	Total
Payables
—bank borrowings	97,598	334,177	268,367	700,142
—due to suppliers	24,429	—	—	24,429
—due to parent companies	29,550	15,653	33,565	78,767
—due to associated companies	18,544	3,603	2,252	24,400
—due to tax authorities	2,497	—	—	2,497
—due to social security institutions	83	—	—	83
—other payables	317	—	—	317
Accrued expenses and deferred income
—accrued expenses	543	—	—	543
—deferred income	—	—	—	—

TOTAL	173,561	353,433	304,184	831,178

6.13 Memorandum accounts (Euro 3,651 thousand)

        Memorandum accounts are open on the raw materials deposited at the ISAB refinery belonging to ERG Raffinerie Mediterranee S.r.l. for Euro 3,631 thousand, and to company goods on consignment to third parties for Euro 20 thousand, as they were goods in transit at December 31st 2002.

        Reference is made to previous descriptions regarding the Project Financing restrictions, to which the financial flows produced by the company are subject, and to the commitments accepted via the Interest Rate Swap operation, which was activated in order to cover the interest rates on the Project Financing debt.

7.     Notes to the Income Statement

7.1   Production Value (Euro 444,419 thousand)

Revenues from sales and services

	2002	2001	2000
Sales and services to customers:
—Electricity	409,329	366,760	221,380
—Other services and sales	2,437	1,975	1,292

	411,765	368,736	222,672
Sales and services to parent companies:
—Heat	4,886	5,943	4,214
—Steam	1,066	1,364	—
—Fluxing product (oil)	176	228	1,521
—Other services and sales	909	937	1,009

	7,038	8,471	6,745
Sales and services to associated companies:
—Heat	1,966	—	—
—Steam	302	—	—
—Other services and sales	248	—	—

	2,516	—	—

TOTAL	421,319	377,207	229,416

        Sales revenues are mainly made up of sales of electrical power at the incentive price of CIP/6, inclusive of the adjustment to the sales tariff for 2002, estimated to be minus Euro 21,293 thousand. Net production sold amounted to 4,197 thousand MWh (3,621 thousand in 2001).

        Sales and services include revenues for the supply of steam, air, water and various supplies of minor products.

        The revenues from parent companies relate to ERG Petroli for just the first nine months of the year and those from associated company ERG Raffinerie Mediterranee for the last three months of the year.

Changes in the inventories of products in progress, semi-finished products and finished products (Euro 137 thousand)

        The changes relate to the lower value of sulphur inventories (Euro 72 thousand) and vanadium concentrate (Euro 65 thousand).

Fixed asset increases for internal work

	2002	2001	2000
Interest payable and financial charges	—	—	12,173
Work by employees	—	—	333
Material taken from the warehouse	824	37	—

TOTAL	824	37	12,506

        This item refers to the value of the spare parts taken from the warehouse and used to increase capitalised investments.

Other income and revenues

	2002	2001	2000
Sales and services to customers:
—Electricity	—	—	63,180
—Other services and sales	—	—	234

	—	—	63,414
Sales and services to parent companies:
—Heat	—	—	873
—Fluxing product (oil)	—	—	632
—Other services and sales	—	—	293

	—	—	1,798
Other revenue and income
—Insurance reimbursements	5	17,070	—
—Penalties and compensation from suppliers	21,091	233	4
—Ordinary surpluses	988	1,268	—
—Sundry revenue and income	328	300	158

	22,413	18,872	162

TOTAL	22,413	18,872	65,374

        The compensation arising from the settling of the dispute with the Consortium was recorded amongst "Other revenue and income" as it is linked to the late delivery of the IGCC plant.

        For the sake of clarity it should be noted that the sales figures for 2000 refer to the trial period of the plant, completed on April 18th 2000, and after that date the values generated by production are entirely allocated in the item a 1) of the Income Statement.

7.2   Production expenses (Euro 282,474 thousand)

Raw, ancillary, and consumable materials and goods

	2002	2001	2000
Raw materials and goods	155,552	160,297	179,818
Materials and spare parts	9,422	8,909	7,363
Sundry materials and purchases	99	61	81

TOTAL	165,073	169,267	187,262

        The purchases relate to the supplies of oxygen and nitrogen for Euro 48,943 thousand, electrical power for Euro 11,388 thousand, methane gas for Euro 5,229 thousand and raw materials supplied by the parent company ERG Petroli and the associated company ERG Raffinerie Mediterranee for Euro 67,700 thousand and Euro 22,293 thousand, respectively.

        The relations with other group companies consisted of: the supply of diesel (Euro 10,451 thousand), feedstock (Euro 65,204 thousand), fuel oil (Euro 5,006 thousand) and LCO, Virgin naphtha and LPG (Euro 9,332 thousand).

Service costs

	2002	2001	2000
Commercial services and transportation	6,459	5,306	3,108
Maintenance and operational assistance	11,970	18,096	10,876
Technical, legal and other advice and services	4,208	7,878	17,004
Insurance	9,730	3,527	1,247
Personnel Costs	192	216	159
Services from parent companies	4,767	3,975	2,528
Services from associated companies	18,858	20,063	14,105
Other services	1,939	289	253

TOTAL	58,123	59,349	49,281

        Service costs on a whole dropped by Euro 1,226 thousand, compared to the previous year. More specifically, the industrial services for the year and the running and maintenance of the plants decreased by Euro 6,083 thousand, commercial services increased by Euro 1,165 thousand and administrative and general services increased by Euro 3,692 thousand.

        Of particular relevance were the increases of insurance policy premiums to cover the risks of damage on the IGCC plant, which recorded an increase of more than 275%.

        The services supplied by the parent company ERG Petroli relate to the provision of steam (Euro 2,923 thousand), fire-fighting/prevention services (Euro 797 thousand), several general services, I.T. services, first aid and medical services and public relations (Euro 806 thousand).

        The amount paid to ERG S.p.A. (Euro 240 thousand) relates to service contracts regarding staff activities, public relations and the emoluments of directors directly employed by the parent company.

        Services received from the associated companies Mission Energy Italia S.r.l. and Edison Mission Energy Ltd. amounted to Euro 336 thousand and relate to the off-site personnel, the emoluments of the directors employed by the companies and financial and insurance consultancy services.

        The services rendered by ISAB Energy Services S.r.l. (Euro 17,823 thousand) relate exclusively to the activities of running and maintaining the IGCC complex.

        The services received from the associated company ERG Raffinerie Mediterranee relate to the provision of steam (Euro 438 thousand), to fire-fighting/prevention services (Euro 266 thousand) and to other general and commercial services (Euro 42 thousand).

        According to the provisions of article 2427 no. 16 of the Italian Civil Code, the fees paid to the Directors and Auditors are set out below:

Directors	106
Statutory Auditors	35

Leases and rentals

	2002	2001	2000
Rents paid	247	205	366
Long-term hires/leasing	245	179	214
Royalties	1,472	604	717

TOTAL	1,964	989	1,296

        The item "rents paid" consists of rents paid to the parent company ERG Petroli and to the associated company ERG Raffinerie Mediterranee for the storage of raw materials (Euro 157 thousand and Euro 53 thousand, respectively), to the leasing of service cars (Euro 41 thousand), to office equipment (Euro 41 thousand), to the leasing of computers and instruments (Euro 79 thousand), and various rents (Euro 121 thousand).

        The royalties mainly relate to the use of the "Texaco" technological license for the industrial and gasification processes (Euro 1,409 thousand).

Personnel expenses

	2002	2001	2000
Wages and salaries	952	906	995
Social security expenses	281	242	283
Staff leaving indemnities	65	55	69
Other expenses	19	1	—

TOTAL	1,316	1,204	1,347

        The company avails itself of services rendered by the company ISAB Energy Services for the running of the industrial complex. Personnel expenses therefore refer only to white-collar staff and not operational personnel.

        The table shows the breakdown of company personnel by category (average number during the year):

	2002	2001	2000
Managers	4	4	4
Executives	4	5	7
Employees	11	12	11

TOTAL	19	21	23

        At December 31st 2002 the total number of employees was 19 (22 at December 31st 2001).

Amortisation, depreciation and write-downs

	2002	2001	2000
Amortisation of intangible fixed assets	8,795	9,011	6,629
Depreciation of tangible fixed assets	36,981	36,247	25,001
Write-downs of intangible fixed assets	—	—	102

TOTAL	45,776	45,258	31,733

        The value of the amortisation of intangible assets fell due to the completion of the three-year cycle of several software programmes.

        The slight increase in the depreciation of fixed assets is due to new assets becoming operational during the year.

        Amortisation and depreciation was calculated with exclusive reference to the economic and technical values and excess amortisation and depreciation was therefore not applied.

Changes in the inventories of raw, ancillary and consumable materials and goods (Euro 1,212 thousand).

        The inventories of raw materials saw a negative change of around Euro 285 thousand almost totally due to the fall of 1,151 tonnes of diesel.

        The change in ancillary and consumable materials was Euro 1,497 thousand, largely due to the effect from the higher levels of spare parts.

Other provisions (Euro 6,459 thousand)

        This item mainly consists (Euro 6,412 thousand) of the maintenance costs for the cyclical shutdown of the plant.

Other operating expenses

	2002	2001	2000
Duties and taxes for the year	3,510	3,439	4,470
Entertainment and public relations	159	181	96
Ordinary losses	1,166	886	—
Losses on disposals of assets	139	—	—
Other expenses	—	—	97

TOTAL	4,975	4,506	4,663

        The duties and taxes mainly refer to I.C.I. paid to the council of Priolo Gargallo (Euro 3,242 thousand), the tax on waste (Euro 122 thousand) and the tax on emissions (Euro 76 thousand).

        The ordinary losses refer to expenses and revenues pertaining to previous years.

        The losses on disposals of assets relate to the ordinary disposal of the productive process of a plant asset replaced during the year and to several personal computers.

7.3   Financial income and expenses (Euro 47,232 thousand)

        Other financial income

	2002	2001	2000
Bank interest receivables	2,300	2,525	793
Interest receivables from parent companies	52	237	29
Interest receivables from associated companies	26	—	—
Sundry financial income	188	312	76

TOTAL	2,566	3,074	897

        The bank interest receivables arise mainly from the current cash account balances. The interest receivables from parent companies relate to trade relations with ERG Petroli and those from associated companies represent the current share of the loan receivable from ISAB Energy Services.

Interest and other financial expenses

	2002	2001	2000
Interest payable on financing	30,971	43,943	42,923
Financial expenses payable on financing	5,780	5,989	5,564
Payables due to swap differentials	9,461	2,230	—
Interest payable to ERG Petroli S.p.A.	1,431	1,768	660
Interest payable to MEC Priolo (Holland)	191	—	—
Interest payable to Edison Mission Energy (USA)	1,182	1,687	634
Interest payable to ISAB Energy Services	115	45	—
Payable due to exchange rate differences	60	178	179
Sundry interest payable and financial expenses	607	59	43

TOTAL	49,797	55,900	50,003

        The Project financing expenses for the year were Euro 5,951 thousand lower than in the previous year, because of the combined effect of lower interest rates and a reduced level of overall debt, partially compensated by the higher negative differentials paid on the "Interest Rate Swap."

        The interest payable to ERG Petroli and MEC Priolo and Edison Mission Energy relate to those accrued on subordinated loans and Project financing.

        The other financial expenses relate to the adjustment of interest receivables for previous years (Euro 550 thousand) and bank commissions.

7.4   Extraordinary items (Euro 391 thousand)

	2002	2001	2000
Extraordinary income
Gains on disposal of assets		34	—
Extraordinary gains	—	—	59
Other extraordinary income	—	—	2,346
	—	34	2,404
Extraordinary expenses
Taxes pertaining to previous years	391	—	—
Losses on disposal of assets	—	195	1
Extraordinary losses	—	—	378
	391	195	379

TOTAL	(391)	(161)	2,025

        Euro 391 thousand has been allocated to cover the estimate of the tax charges which the company should have to pay for the assessment by the revenue authorities for the tax periods 1998 and 1999.

7.5   Income tax

	2002	2001	2000
Current IRAP	7,290	5,066	1,601
Advance and deferred taxes	72	86	(4,037)

TOTAL	7,362	5,152	(2,437)

        The provision for income taxes for the year was calculated taking into account the estimated IRAP taxable income determined in the light of current tax regulations.

        As far as IRPEG is concerned, the company is covered by a ten-year exemption, which expires in 2003.

        Movements in deferred taxes mainly refer to the recovery of IRAP paid in advance on the capitalisation of financial expenses.

Reconciliation between financial statements and theoretical tax charges

IRPEG

Profit before taxes	114,321
Theoretical IRPEG taxation (36%)		41,156
Taxable timing differences—subsequent years	—
Deductible timing differences—subsquent years	—
Transfer of timing differences from previous years	—
Differences which will not arise in subsequent years:
Changes—increases	11,817
Changes—decreases	(126,139)

IRPEG taxable income	(0)
Balance sheet IRPEG (exempt)		(0)

IRAP

Difference between production value and costs	161,945
Costs and revenues not relevant for IRAP tax purposes	1,316
Reclassified costs and revenues relevant for IRAP tax purposes	(391)

IRAP theoretical taxable base	162,870
Theoretical IRAP taxation (4.25%)		6,922
Deductibile timing differences—subsequent years	4,319
Transfer of timing differences from previous years	(6,575)
Differences which will not arise in subsequent years:
Changes—increases	8,797
Changes—decreases	(134)

IRAP taxable income	169,277
Balance sheet IRAP (4.25%)		7,194

8.     Cash Flow statements

(Thousands of euro)	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES (A)
Net profit (loss) for the period	106,959	56,959	(11,517)
Amortization	45,776	45,258	31,733
Losses / (gains) on asset disposals	139	161	1
Changes in assets and liabilities:
Inventories	(980)	(1,625)	(3,303)
Trading account receivables	(23,639)	59,972	(91,201)
Other short term assets	(5,932)	(20,399)	(793)
Trading account payables	(7,779)	(11,991)	37,645
Accruals and provisions	6,358	1,971	1,842
Other short term liabilities	3,203	2,381	(497)

Net cash provided (used in) operating activities	124,107	132,687	(36,091)
CASH FLOWS FROM INVESTING ACTIVITIES (B)
Investments in fixed assets	(268)	(483)	(20,470)
Investments in intangible assets	(11,791)	(15,758)	(3,211)
Investment in financial assets	—	—	(285)
Disposals of fixed assets	—	1,065	1,320
Disposals of financial assets	—	285	—

Net cash used in investing activities	(12,059)	(14,891)	(22,646)
CASH FLOWS FROM FINANCING ACTIVITIES (C)
Increase (decrease) in mid-long term debt	(60,040)	(98,458)	4,414
Increase (decrease) in short term debt	8,306	16,549	47,130
Capital contribution	—	—	24,302
Dividends	(33,534)	—	—

Net cash provided from (used in) financing activities	(85,267)	(81,909)	75,846

INCREASE / (DECREASE) IN CASH (A+B+C)	26,781	35,887	17,110
CASH, BEGINNING OF YEAR	58,321	22,434	5,325
INCREASE IN CASH (A+B+C)	26,781	35,887	17,110

CASH, END OF YEAR	85,101	58,321	22,434

9.     Reconciliation to Generally Accepted Accounting Principles in the United States

(Amounts in Thousands of Euro, unless otherwise indicated)

        The Company's accounting policies for financial reporting in accordance with Italian GAAP differ in certain respects from accounting principles generally accepted in the United States ("US GAAP"). Significant differences, which have an effect on Net Income / (Loss) and Shareholders' Equity, are described below:

        (a)   Levelisation of incentive component—The selling tariffs of electricity are established annually by the Italian Authority for Energy and include, for the first eight years of operations, an incentive premium referred to as CIP/6. The CIP/6 premium is available to the Company due to an Italian Law applicable to companies that generate electricity through renewable sources. The incentive is currently being received by the Company as part of its annual billing to GTRN; for purposes of Italian GAAP revenue recognition, the amount of the premium is billed annually and recognized in the Profit and Loss Statement.

        Under US GAAP, EITF 91-6, Revenue Recognition of Long-Term Power Sales Contracts ("EITF 91-6"), provides the framework for revenue recognition on these types of arrangements. Within EITF

91-6, the Company's contract falls under the "type 1" contract, that is, a contract where the utility is obligated to take or pay for all power made available by the independent power producer for the term of the contract. The price per KwH is specified and could either increase or decrease during the contract term. EITF 91-6 states that revenue recognition for these types of contracts should be at the lower of i) amounts billable under the contract and ii) an amount equal to the KwH made available during the period multiplied by the estimated average revenue per KwH over the term of the contract. The determination of the lesser amount should be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently since the commencement of the contract.

        Therefore, for US GAAP purposes, such incentive should be recognized in income over the life of the fifteen-year power sales contract. Therefore, a portion of the CIP/6 incentive billed in each of the first eight years of the plant operation is being deferred to the following years.

        (b)   Capitalization of refinancing costs—In 2000, the project-financing contract was re-negotiated in order to extend its length; according to Italian GAAP, the cost of this re-negotiation was charged to the 2000 statement of operations.

        The accounting under US GAAP for this situation is highlighted in EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). According to EITF 96-19, an exchange of debt is considered significant if, from the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The restructuring of the debt arrangement, and the resultant net present value of the cash flows was not more than the 10% required by EITF 96-19, therefore, the exchange was not considered substantially different. Such costs have been capitalized and amortized over the life of the project-financing contract.

        (c)   Reversal of cyclical maintenance fund—The plant consists of two separate lines which need to be shut down every four years for cyclical maintenance. According to Italian GAAP, the budgeted costs for the cyclical maintenance are distributed over the scheduled cycle period through the accrual of a cyclical maintenance provision. Actual costs are charged against the reserve as incurred. According to US GAAP, all maintenance costs are entirely charged to the statement of operations when incurred or, to the extent necessary, capitalized.

        (d)   Derivatives—The only derivative products in use by ISAB are interest rate swaps, which are used to lock-in a targeted level of interest rates on the Company's long-term debt. For Italian GAAP purposes, the changes in the fair value of the hedges are not recognized. For US GAAP purposes, it is necessary to designate derivative financial instruments at the time of their inception in order to qualify for hedge accounting. The Company has certain derivatives that have qualified for hedge accounting treatment. The change in the fair values of these hedges is included in Shareholders' Equity. However, one tranche of the debt is covered by an interest rate swap that does not qualify for hedge accounting, therefore the change in the fair value of the derivative has been recognized in earnings. The liability recognized on the balance sheet at December 31, 2002 for this derivative was € 5,983 thousand (€ 6,859 thousand as at December 31, 2001).

        (e)   Settlement agreement—A claim was pending between ISAB and the plant construction consortium for costs related to delayed start up of the plant and additional construction costs related to change orders.

        On February 17, 2003, the syndicate banks gave their consent to the settlement agreement reached with the consortium, the agreement was signed on December 30, 2002. By way of indemnity and considerations for the reached agreements, the Consortium agreed to pay a total amount of € 21,030 thousand, a portion of which (€ 15,000 thousand) was to be in cash within February 2003 and an additional € 6,030 thousand in waived royalty payments.

        In accordance with Italian Law, the effectiveness of the settlement was retroactive to the signature date and the settlement was treated as income in the year ended December 31, 2002. For US GAAP purposes, the settlement would not be recognized in 2002 as it was contingent on future events, in particular the consent of the banks.

        (f)    Accounting for start-up costs—Under Italian GAAP, the Company has capitalized and deferred various costs, mainly start-up and other ancillary costs such as training that are to be expensed as incurred under US GAAP.

        (g)   Recognition of insurance reimbursement—The Company incurred certain reimbursable damages in 2001, for which insurance claims were filed. According to Italian GAAP, these claims are recognized when reasonably estimable on the basis of supporting documentation. For US GAAP purposes, these amounts are not recognized until they are realizable.

        (h)   Accounting for income taxes—In the accompanying reconciliation the effects of the recognition of deferred income taxes relate only to the US GAAP adjustments that give rise to temporary differences between the reporting basis for Italian GAAP and the reporting basis for US GAAP, no significant differences exist between the method of accounting for deferred income taxes applied by ISAB under Italian GAAP and US GAAP. The Italian statutory taxation is based on a national tax (IRPEG—36% in 2002 and previous years, 34% in 2003 and following) and on a Regional Tax on Productive Activities (IRAP—4.25%). The taxable basis for the computation of IRAP is essentially operating income, calculated on the basis of the legal Italian statements, plus labor costs. In addition, the company is in a ten-year exemption from IRPEG, which expires in October 2003; the 2003 income will be therefore taxable at the average IRPEG rate of 8.5%, which corresponds to the application of the full tax rate (34%) on a pro-rata basis for one-quarter of 2003.

        The following table summarizes the significant adjustments to the net loss and quotaholders' equity which would be required if US GAAP had been applied instead of Italian accounting principles.

		NET EQUITY			NET INCOME / (LOSS)
	Amounts in thousands of Euro	2002	2001	2000	2002	2001	2000
	Amounts as per Italian GAAP	144,083	70,657	13,698	106,959	56,959	(11,517)
a	Levelisation of Incentive Component	(130,553)	(76,060)	(30,201)	(54,493)	(45,859)	(30,201)
b	Capitalization refinancing costs	5,047	5,468	5,889	(421)	(421)	5,889
c	Reversal cyclical maintenance fund	9,716	3,304	1,373	6,412	1,931	1,373
d	Derivatives	(12,078)	(14,097)	—	877	(6,859)	—
e	Settlement agreement	(21,030)	—	—	(21,030)	—	—
f	Accounting for start up costs	710	(3,436)	(7,582)	4,146	4,146	2,867
g	Recognition of insurance reimbursements	(895)	(3,977)	—	3,082	(3,977)	—
h	Accounting for income taxes	61,313	33,652	12,101	27,711	20,694	11,046

	Amounts in accordance with US GAAP	56,312	15,511	(4,723)	73,242	26,614	(20,543)

        Shareholders' equity consisted of the following:

Amounts in thousands of Euro	Capital stock	Additional paid in capital	Retained earnings	Total
Balance as of December 31, 1999	5,165	—	(13,647)	(8,482)
Paid in capital	—	24,302	—	24,302
2000 net loss	—	—	(20,543)	(20,543)

Balance as of December 31, 2000	5,165	24,302	(34,190)	(4,723)
2001 net income	—	—	26,614	26,614
Fair value of hedging derivatives	—	—	(6,381)	(6,381)

Balance as of December 31, 2001	5,165	24,302	(13,957)	15,510
Dividends payable as a note	—	—	(8,533)	(8,533)
Dividends	—	—	(25,000)	(25,000)
Fair value of hedging derivatives	—	—	1,094	1,094
2002 net income	—	—	73,242	73,242

Balance December 31, 2002	5,165	24,302	26,845	56,312

        The coverage of losses under Italian GAAP utilizing paid-in capital has been reclassified under "Additional paid-in capital," for the purpose of US GAAP.

        Furthermore, the reimbursement of paid in capital (€ 8,533 thousand), classified in the Italian accounts as increase of subordinated debt from Shareholders is classified in the above table as dividends.

        Italian law requires that 5% of a company's net income be retained as a legal reserve, until such reserve equals 20% of the share capital. This reserve, amounting to € 1,033 thousand at December 31, 2002, is not available for distribution.

        The Company has capitalized certain start-up and expansion costs under Italian GAAP. According to the Italian Law dividends can be distributed only if the equity reserves are higher than the unamortized amount of such capitalized costs that, at December 31, 2002, amounted to € 12,017 thousand.

        Dividends amounting to € 25,000 thousand were authorized by the Shareholders to be distributed; however, as above mentioned, the banks have blocked all subordinated payments, including dividends, until the Project Financing covenants are met or reviewed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

Mission Energy Holding Company (Registrant)
By:	/s/ KEVIN M. SMITH Kevin M. Smith Senior Vice President, Chief Financial Officer
Date:	June 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Chief Executive Officer	June 27, 2003
Controller or Principal Accounting Officer:
/s/ MARK C. CLARKE Mark C. Clarke	Controller	June 27, 2003
Majority of Board of Directors:
/s/ JOHN E. BRYSON John E. Bryson	Director, Chairman of the Board	June 27, 2003
/s/ BRYANT C. DANNER Bryant C. Danner	Director	June 27, 2003
/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	June 27, 2003

CERTIFICATIONS

I, Theodore F. Craver, Jr. certify that:

1.
I have reviewed the annual report on Form 10-K of Mission Energy Holding Company, as amended by this Amendment No. 1 on Form 10-K/A (the "annual report");

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

Date: June 27, 2003	By:	/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr. Director, Chief Executive Officer and President

CERTIFICATIONS

I, Kevin M. Smith, certify that:

1.
I have reviewed the annual report on Form 10-K of Mission Energy Holding Company, as amended by this Amendment No. 1 on Form 10-K/A (the "annual report");

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

Date: June 27, 2003	By:	/s/ KEVIN M. SMITH Kevin M. Smith Senior Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  ISAB Energy S.r.l. Annual report for the year ended December 31st 2002 Directors' Report on Operations
  ISAB Energy Structure
  Main economic and financial data
  Report on Operations
  Comments on the results for the year
  Major events during the year
  Relations with the financing institutions
  Agreements with the Snam Progetti—Foster-Wheeler Energy consortium and with Texaco Development Corporation
  Contract management
  Information and Telecommunications Systems
  Staff
  Summary of financial information
  Equity investments
  Relations with parent companies, associated companies and other related parties
  Subsequent events
  Operations expectations
  Board of Directors' Proposal
Independent Auditor's Report
  Annual report for the year ended December 31st 2002 Notes to the financial statements
SIGNATURES
CERTIFICATIONS