Form 10-K
period 2003-12-31
MISSION ENERGY HOLDING CO
filed 2004-03-15
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 27, 2003: $0. Number of shares outstanding of the registrant's Common Stock as of March 10, 2004: 1,000 shares (all shares held by an affiliate of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)	Designated portions of Edison Mission Energy's Form 10-K for the year ended December 31, 2003	Part III
(2)	Designated portions of the Joint Proxy Statement relating to Edison International's 2003 Annual Meeting of Shareholders	Part III

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

ITEM 1. BUSINESS

The Company

        MEHC was formed as a wholly owned subsidiary of Edison Mission Group Inc. (formerly The Mission Group), which is a wholly owned subsidiary of Edison International. MEHC was formed to hold the common stock of EME. On July 2, 2001, Edison Mission Group Inc. contributed to MEHC all the outstanding common stock of EME. The contribution of EME's common stock to MEHC has been accounted for as a transfer of ownership of companies under common control, which is similar to a pooling of interest. This means that MEHC's historical financial results of operations and financial position will include the historical financial results and results of operations of EME and its subsidiaries as though MEHC had such ownership throughout the periods presented. MEHC's only substantive liabilities are its obligations under the senior secured notes, the term loan and corporate overhead, including fees of its legal counsel, auditors and other advisors. MEHC does not have any substantive operations other than through EME and its subsidiaries and other investments.

        As of December 31, 2003, consolidated debt of MEHC was $7.4 billion, including debt maturing on December 15, 2004, which is owed by EME's largest subsidiary, Edison Mission Midwest Holdings Co. The $693 million of debt of Edison Mission Midwest Holdings maturing in December 2004 will need to be repaid or refinanced. Edison Mission Midwest Holdings currently does not have sufficient cash to repay this indebtedness when due. EME expects that this debt will be refinanced well in advance of its December maturity, although there is no assurance that this will be accomplished. A failure to repay or refinance Edison Mission Midwest Holdings' $693 million obligation is likely to result in a default under the MEHC senior secured notes and term loan. These events could make it necessary for MEHC or EME, or both, to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. MEHC's independent auditors' audit opinion for the year ended December 31, 2003 contains an explanatory paragraph that indicates the consolidated financial statements included in Part II of this annual report have been prepared on the basis that MEHC will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance its $693 million obligation raises substantial doubt about MEHC's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty. See "—Liquidity and Capital Resources" and "—Management's Overview" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        MEHC is incorporated under the laws of the State of Delaware. MEHC's headquarters and principal executive offices are located at 2600 Michelson Drive, Suite 1700, Irvine, California 92612, and its telephone number is (949) 852-3576.

Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements that reflect MEHC's current expectations and projections about future events based on MEHC's knowledge of present facts and circumstances and assumptions about future events. Other information distributed by MEHC that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact MEHC or its subsidiaries, include:

  •
  the ability of EME to declare and pay dividends;

  •
  EME's and its subsidiaries' ability to refinance or repay debt maturing in December 2004 or raise additional financing for their future cash requirements;

  •
  the ability of Midwest Generation to restructure, refinance, terminate or otherwise reach a resolution with regard to the Collins lease;

  •
  the ability of EME to complete the sale of some or all of its international assets at market values sufficient to generate cash to repay indebtedness;

  •
  EME's and its subsidiaries' ability to provide sufficient collateral in support of their forward sales of electricity and purchases of fuel;

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME's generating units have access;

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

  •
  the cost and availability of fuel and fuel transportation services for EME's generating units;

  •
  the cost and availability of transmission services;

  •
  the cost and availability of required emissions allowances;

  •
  weather conditions, natural disasters, and other unforeseen events; and

  •
  MEHC's and its subsidiaries' continued participation in tax-allocation and payment agreements with their affiliates.

        Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report and in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that appear in

Part II of this annual report. Readers are urged to read this entire annual report and carefully consider the risks, uncertainties and other factors that affect MEHC's business. The information contained in this annual report is subject to change without notice, and MEHC is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by MEHC with the Securities and Exchange Commission.

Description of the Industry

Electric Power Industry

        Until the enactment of the Public Utility Regulatory Policies Act of 1978, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. The Public Utility Regulatory Policies Act encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. As a result, a significant market for electric power produced by independent power producers, such as EME, developed in the United States.

        Beginning in the mid-1990s, industry restructuring and opening of retail markets to competition in several states led some utilities to divest generating assets, which created new opportunities for growth of independent power in the United States. In those jurisdictions that have deregulated retail markets, industry trends and regulatory initiatives resulted in a new set of market relationships in which independent generators and marketers compete with incumbent distribution utilities for sales to end-users on the basis of price, reliability and other factors. As a result of the 2000-2001 California power crisis and related volatility in wholesale markets, some states have either discontinued or delayed implementation of initiatives involving deregulation and some utilities have delayed or cancelled plans to divest their generating assets. These developments have generally not affected the progress of industry restructuring in Illinois and Pennsylvania, where many of EME's power plants are located. However, as discussed further below, competition, regulatory uncertainty and lower wholesale energy prices have adversely affected independent power producers, including several of EME's subsidiaries. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview, Risks Related to Business and Critical Accounting Policies."

        The movement toward privatization of existing power generation capacity in many foreign countries and the growing need for new capacity has also led to the development of significant new markets for independent power producers outside the United States. EME has developed or acquired power plants in the Asia Pacific region and in the Europe region as a result of these developments. However, as discussed below, volatility in global energy markets has introduced considerable uncertainty as to the future rates of growth in the global independent power producers sector.

Competition and Market Condition Generally

        EME and its subsidiaries are subject to intense competition in the United States and overseas from energy marketers, utilities, industrial companies and other independent power producers. Over the past several years, the restructuring of energy markets has led to the sale of utility-owned assets to EME and its competitors. More recently, in response to market conditions, EME has changed its focus from acquisition and growth to reducing debt and operating, maintaining, and maximizing the value of its current asset base. Accordingly, EME has engaged in asset sales, has canceled, deferred or sold new development projects, and has taken a number of actions to decrease capital expenditures, including reductions in operating costs, and suspension of operations at several power plants. This trend reflects significant declines in the credit ratings of most major market participants, and the decline of liquidity in the energy markets as a result of credit concerns.

        Where EME sells power from plants from which the output is not committed to be sold under long-term contracts, commonly referred to as merchant plants, EME is subject to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price of fuel, particularly gas, and the presence of transmission constraints. EME's customers include large electric utilities or regional distribution companies. In some cases, the electric utilities and distribution companies have their own generation capacity, including nuclear generation, that affects the amount of generation available to meet demand and may affect the price of electricity in a particular market.

        The proposed introduction of a new standard market design structure by the Federal Energy Regulatory Commission, or the FERC, in those regions not currently organized into centralized power markets and the continued expansion by utilities of unbundled retail distribution services could lead to increased competition in the U.S. independent power market. See "—Regulatory Matters—Retail Competition."

Segment Information

        EME operates predominantly in one line of business, electric power generation, with reportable segments organized by geographic region: Americas, Asia Pacific and Europe. EME's plants are located in different geographic areas, which mitigate somewhat the effects of regional markets, regional economic downturns or unusual weather conditions. Through its presence in these regions, EME has taken advantage of the increasing globalization of the independent power market. See "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 21. Business Segments."

Regional Overview of Business Segments

        As of December 31, 2003, EME had ownership or leasehold interests in the following operating power plants in the Americas Region:

Power Plants	Location	Primary Electric Purchaser(3)	Type of Facility(4)	Ownership Interest	Net Physical Capacity (in MW)	EME's Capacity Pro Rata Share (in MW)
American Bituminous(1)	West Virginia	MPC	Waste Coal	50%	80	40
Brooklyn Navy Yard(2)	New York	CE	Cogeneration/EWG	50%	286	143
Coalinga(1)	California	PG&E	Cogeneration	50%	38	19
EcoEléctrica	Puerto Rico	PREPA	Cogeneration	50%	524	262
Homer City(1)	Pennsylvania	PJM/NYISO	EWG	100%	1,884	1,884
Illinois Plants (11 plants)(1)	Illinois	EG	EWG	100%	9,218	9,218
Kern River(1)	California	SCE	Cogeneration	50%	300	150
March Point	Washington	PSE	Cogeneration	50%	140	70
Mid-Set(1)	California	PG&E	Cogeneration	50%	38	19
Midway-Sunset(1)	California	SCE	Cogeneration	50%	225	113
Salinas River(1)	California	PG&E	Cogeneration	50%	38	19
Sargent Canyon(1)	California	PG&E	Cogeneration	50%	38	19
Sunrise (1)	California	CDWR	EWG	50%	572	286
Sycamore(1)	California	SCE	Cogeneration	50%	300	150
Watson	California	SCE	Cogeneration	49%	385	189

Total Americas					14,066	12,581

(1)
Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants) or plant is operated directly by an EME subsidiary (wholly owned plants).

(2)
Currently being sold. See "—Asset Sales."

(3)
Electric purchaser abbreviations are as follows:

CDWR	California Department of Water Resources	PG&E	Pacific Gas & Electric Company
CE	Consolidated Edison Company of New York, Inc.	PREPA	Puerto Rico Electric Power Authority
EG	Exelon Generation Company	PSE	Puget Sound Energy, Inc.
MPC	Monongahela Power Company	SCE	Southern California Edison Company
		PJM/NYISO	Pennsylvania-New Jersey-Maryland/New York Independent System Operator
(4)
All the cogeneration plants are gas-fired facilities. All the exempt wholesale generator (EWG) plants are gas-fired facilities, except for the Homer City facilities and six of the Illinois Plants, which use coal.

        As of December 31, 2003, EME had ownership or leasehold interests in the following operating power plants in the Europe and Asia Pacific Regions:

Power Plants	Location	Primary Electric Purchaser(3)	Ownership Interest		Net Physical Capacity (in MW)		EME's Capacity Pro Rata Share (in MW)
Europe:
Derwent(1)	England	SSE	33%		214		71
Doga(1)	Turkey	TEDAS	80%		180		144
First Hydro (2 plants)(1)	Wales	Various	100%		2,088		2,088
Iberian Hy-Power I&II (18 plants)(1)	Spain	FECSA	100	%(5)	84	(7)	81
ISAB	Italy	GRTN	49%		528		259
Italian Wind (13 plants)	Italy	GRTN	50%		303		152

Total Europe					3,397		2,795

Asia Pacific:
Contact Energy (11 plants)	New Zealand/Australia	Pool	51	%(6)	2,597		1,215
CBK(3 plants)(2)	Philippines	NPC	50%		423	(8)	211
Kwinana(1)	Australia	WP/BP	70%		118		83
Loy Yang B(1)	Australia	Pool(4)	100%		940		940
Paiton(1)	Indonesia	PLN	40%		1,230		492
Tri Energy	Thailand	EGAT	25%		700		175
Valley Power Peaker(1)	Australia	Pool	80%		300		241

Total Asia Pacific					6,308		3,357

Total Europe and Asia Pacific					9,705		6,152

(1)
Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants) or plant is operated directly by an EME subsidiary (wholly owned plants).

(2)
Operational MW shown. Unit under construction (369 MW/185 MW) at December 31, 2003 not included.

(3)
Electric purchaser abbreviations are as follows:

BP	British Petroleum Kwinana Refinery Electricity	Pool	Electricity trading market for Australia and
EGAT	Generating Authority of Thailand		New Zealand
FECSA	Fuerzas Eléctricas de SSE Cataluña, S.A.	SSE	SSE Energy Supply Ltd.
GRTN	Gestore Rete Transmissione Nazionale	TEDAS	Türkiye Elektrik Dagitim Anonim Sirketi
NPC	National Power Corp.	WP	Western Power
PLN	PT PLN
(4)
Sells to the pool with a long-term contract with the State Electricity Commission of Victoria.

(5)
Minority interests are owned by third parties in three of the power plants.

(6)
Minority interest in one power plant in Australia.

(7)
Total nameplate rating of all generators shown. Actual maximum operating capacity may be reduced by streamflows.

(8)
The renegotiated power purchase agreement limits purchase to 728 MW of capacity until December 2005.

Asset Sales

        On December 31, 2003, EME entered into a sale agreement with a third party for its 50% partnership interest in the Brooklyn Navy Yard project which is expected to be completed during the first quarter of 2004. EME is considering the sale of additional investments, including its interest in the EcoEléctrica project and some or all of its international projects depending on, among other things, market prices. Management has not committed to the sale of any specific project other than the Brooklyn Navy Yard project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview" for further details on EME's asset sales.

        In addition to the facilities and power plants that EME owns, EME uses the term "its" in regard to facilities and power plants that EME or an EME subsidiary operates under sale-leaseback arrangements.

Americas

        As of December 31, 2003, EME had 25 operating power plants in this region, all of which are presently located in the United States and its territories. EME's Americas region is headquartered in Chicago, Illinois with additional offices located in Irvine, California, and Boston, Massachusetts. A description of EME's larger power plants and major investments in energy projects in the Americas region is set forth below.

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

        The Illinois Plants include the following:

Plant or Site	Location	Leased/ Owned	Type	Megawatts
Electric Generating Facilities
Collins Station	Grundy County, Illinois	leased	oil/gas	2,698	(1)
Crawford Station	Chicago, Illinois	owned	coal	542
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,044
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	789
Will County Station	Romeoville, Illinois	owned	coal	1,092	(1)
Peaking Units
Crawford	Chicago, Illinois	owned	oil/gas	121
Fisk	Chicago, Illinois	owned	oil/gas	163
Joliet	Joliet, Illinois	owned	oil/gas	101
Waukegan	Waukegan, Illinois	owned	oil/gas	92
Calumet	Chicago, Illinois	owned	oil/gas	129
Bloom	Chicago Heights, Illinois	owned	oil/gas	—	(2)
Electric Junction	Aurora, Illinois	owned	oil/gas	159
Lombard	Lombard, Illinois	owned	oil/gas	64
Sabrooke	Rockford, Illinois	owned	oil/gas	70

		Total		9,218

(1)
Beginning in January 2003, operations at Collins Station Units 4 and 5 (1,060 MW) and at Will County Station Units 1 and 2 (310 MW) were suspended pending improvement in market conditions.

(2)
Bloom peaking units were decommissioned in 2003.

        As part of the purchase of the Illinois Plants, EME assigned its right to purchase the Collins Station to third-party entities and Midwest Generation simultaneously entered into a long-term lease arrangement of the Collins Station with these third-party entities. EME also completed sale-leaseback transactions involving its Powerton and Joliet power facilities in August 2000. EME sold these assets to third parties and entered into long-term leases of the facilities from these third parties to provide capital to finance its acquisition, in the case of the Collins Station, or to repay corporate debt while maintaining control of the use of the power plants during the terms of the leases. For more information on these transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Transactions."

Power Purchase Agreements

        On December 15, 1999, Midwest Generation entered into three separate five-year power purchase agreements with Commonwealth Edison that expire on December 31, 2004. In January 2001, Commonwealth Edison assigned these agreements to its affiliate, Exelon Generation. Under these agreements, Midwest Generation agreed to make the capacity of specific units of the Illinois Stations available to Exelon Generation. These agreements allow Midwest Generation to sell any excess energy, including energy not dispatched by Exelon Generation, to other purchasers under specified conditions. Payments under these power purchase agreements constituted approximately 21%, 41% and 43% of EME's consolidated operating revenues for 2003, 2002 and 2001, respectively. As discussed in detail below, Exelon Generation has released 5,428 MW of Midwest Generation's generating capacity from the power purchase agreements for 2004. Therefore, 3,859 MW of Midwest Generation's generating capacity remains subject to power purchase agreements with Exelon Generation in 2004.

Coal-Fired Stations Power Purchase Agreement—

        The power purchase agreement for the coal-fired stations provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy taken by Exelon Generation. The capacity payments compensate Midwest Generation for fixed charges such as debt service, labor and insurance, and the energy payment compensates Midwest Generation for variable costs of actual electricity production taken by Exelon Generation. Exelon Generation also compensates Midwest Generation for the cost of startups, shutdowns and some low-load operations, which are not covered by the normal energy charge rate. Midwest Generation also supplies ancillary services with respect to the coal-fired stations. If Exelon Generation does not request all available energy from the coal-fired stations under the power purchase agreement, Midwest Generation may sell the excess energy to third parties, subject to certain conditions.

        Pursuant to the provisions of the coal-fired power purchase agreement, Exelon Generation has elected to retain 2,383 MW of coal-fired capacity for contract year 2004, thus releasing from the contract 3,262 MW of capacity. The final contract year under this power purchase agreement is 2004.

        The following table lists the coal-fired units from which Exelon Generation is committed to purchase capacity and energy during 2004 and the units which have been released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

2004 — Coal-Fired Units

	Unit Size (MW)	Summer(1) Capacity Charge ($ per MW Month)	Non-Summer(1) Capacity Charge ($ per MW Month)	Energy Prices ($/MWhr)
Units under Contract
Waukegan Unit 7	328	11,000	1,375	17.0
Crawford Unit 8	326	11,000	1,375	17.0
Will County Unit 4	520	11,000	1,375	17.0
Joliet Unit 8	522	11,000	1,375	17.0
Waukegan Unit 8	361	21,300	2,663	20.0
Fisk Unit 19	326	21,300	2,663	20.0

	2,383
Released Units(2)
Waukegan Unit 6	100	—	—	—
Crawford Unit 7	216	—	—	—
Will County Unit 1(3)	156	—	—	—
Will County Unit 2(3)	154	—	—	—
Will County Unit 3	262	—	—	—
Joliet Unit 6(4)	314	—	—	—
Joliet Unit 7	522	—	—	—
Powerton Unit 5	769	—	—	—
Powerton Unit 6	769	—	—	—

	3,262

	5,645

(1)
"Summer" months are June through September, and "Non-Summer" months are the remaining months in the year.

(2)
Released units refer to those option units for which Exelon Generation has not exercised its right to purchase capacity and energy during 2004, and which are thus released from the terms of the power purchase agreement.

(3)
Operations currently suspended at these units.

(4)
Under the power purchase agreement, Joliet Unit 6 sold to Exelon Generation based on 314 MW of net power output. Exelon Generation subsequently sold 24 MW of auxiliary power to Joliet Units 7 and 8 via internal power distribution lines. Under merchant operation, the Joliet Station nets the power transferred out between Joliet Unit 6 and Joliet Units 7 and 8 reducing Joliet Unit 6 net output to the grid to 290 MW.

        As noted in the above table, the coal-fired units' power purchase agreement sets forth different capacity charges for the summer months and the non-summer months. The capacity payments are based on the contracted amounts identified in the power purchase agreement and are adjusted by a factor that is in part based on the group equivalent availability factor. If the group equivalent availability factor is higher than a specified threshold, then the adjustment factor calculation provides Midwest Generation with the opportunity to increase the normal monthly capacity payment, but if the group equivalent availability factor is lower than the minimum, then Midwest Generation is penalized by a loss in the monthly capacity payment. The monthly capacity payment adjustment factor provides Midwest Generation with an incentive to maintain the individual units at high equivalent availabilities. The group equivalent availability factor required in the calculation for potentially achieving the full monthly capacity payment for the coal-fired units is 65% for the summer months and 55% for the non-summer months.

Collins Station Power Purchase Agreement—

        The Collins Station power purchase agreement provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy generated by Midwest Generation and taken by Exelon Generation. The capacity payments provide Midwest Generation revenue for fixed charges such as debt service, labor and insurance, and the energy payment partially compensates Midwest Generation for variable costs of actual electricity production taken by Exelon Generation. The agreement also includes the requirement that Midwest Generation supply ancillary services with respect to units under contract. Exelon Generation is obligated to dispatch and purchase a specified minimum amount of electric energy or pay an additional payment calculated under the agreement to meet this minimum purchase requirement. If Exelon Generation does not request all available energy from the units under contract, Midwest Generation may sell the excess energy to third parties, subject to several conditions.

        Pursuant to the provisions of the Collins Station power purchase agreement, Exelon Generation has elected to retain 1,084 MW of capacity of the units at the Collins Station for contract year 2004, thus releasing from the contract 1,614 MW of capacity. The final contract year under this power purchase agreement is 2004.

        The following table lists the generating units at the Collins Station from which Exelon Generation is committed to purchase capacity and energy during 2004 and the generating units which have been released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

2004 — Collins Station

Generating Unit	Unit Size (MW)	Summer(1) Capacity Charge ($ per MW Month)	Non-Summer(1) Capacity Charge ($ per MW Month)	Energy Prices ($/MWhr)
Units Under Contract
Collins Unit 1	554	8,333	2,083	34
Collins Unit 3	530	8,333	2,083	34

	1,084
Released Units(2)
Collins Unit 2	554	—	—	—
Collins Unit 4(3)	530	—	—	—
Collins Unit 5(3)	530	—	—	—

	1,614

	2,698

(1)
"Summer" months are June through September, and "Non-Summer" months are the remaining months in the year.

(2)
Released units refer to those generating units for which Exelon Generation has exercised its right to terminate the power purchase agreement, and which are thus released from the terms of the power purchase agreement.

(3)
Operations currently suspended at these units.

        As noted in the above table, the Collins Station power purchase agreement sets forth different capacity charges for the summer months and non-summer months. The capacity payments are based on the contracted amounts identified in the agreement and are adjusted by a factor that is in part based on the group equivalent availability factor. With respect to all energy purchased under the power purchase agreement, Exelon Generation is obligated to pay: a monthly capacity charge for the reserved units which varies according to the time of year; a per megawatt-hour energy charge; various charges for start-up of the reserved units; low load charges that apply at any hour in which Exelon Generation schedules a reserved unit to operate at an output below a level specified in the agreement; and an annual settlement amount to the extent natural gas prices exceed a specified amount and Exelon Generation dispatches more than a threshold amount of energy. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for discussion related to planned termination of the Collins lease. In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" for discussion related to the asset impairment for Midwest Generation's Collins Station.

Peaking Units Power Purchase Agreement—

        The peaking units power purchase agreement provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy taken by Exelon Generation. If Exelon Generation does not request all available energy from the units under contract, Midwest Generation may sell the excess energy to third parties, subject to several conditions.

        Pursuant to the provisions of the power purchase agreement, Exelon Generation has elected to retain 392 MW of capacity of the peaking units for contract year 2004, thus releasing from the contract 552 MW of capacity. The final contract year under this power purchase agreement is 2004.

        The following table shows the peaking units from which Exelon Generation is committed to purchase capacity and energy during 2004 and the peaking units which have been released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

2004 — Peaking Units

Generating Unit	Unit Size (MW)	Summer(1) Capacity Charge ($ per MW Month)	Non-Summer(1) Capacity Charge ($ per MW Month)	Energy Prices ($/MWhr)
Units Under Contract	392	9,500	1,500	60-95
Released Units(2)	552	—	—	—

	944

(1)
"Summer" months are June through September, and "Non-Summer" months are the remaining months in the year.

(2)
Released units refer to those peaking units for which Exelon Generation has exercised its right to terminate the power purchase agreement, and which are thus released from the terms of the power purchase agreement.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview" for discussion related to asset impairment charges for Midwest Generation's peaking units.

Illinois Power Markets

        Beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets. As discussed above, Exelon Generation has released 5,428 MW of Midwest Generation's generating capacity from the power purchase agreements entered into by Exelon Generation and Midwest Generation, leaving 3,859 MW of Midwest Generation's generating capacity subject to the power purchase agreements with Exelon Generation for the remainder of 2004. All these power purchase agreements expire on December 31, 2004. Energy produced by Midwest Generation not under contract with Exelon Generation is sold at market prices to utilities, third-party electricity retailers and power marketers through Edison Mission Marketing & Trading.

        With respect to the capacity that has been released from the power purchase agreements with Exelon Generation, Midwest Generation's coal units derive their revenue from forward sales to regional utilities and power marketers and from sales on a spot basis, and the Collins Station and the peaking units derive revenue from sales on a spot basis.

        The primary markets currently available to Midwest Generation for sales of electricity and capacity not subject to power purchase agreements are direct "wholesale customers" and broker-arranged "over-the-counter customers." Wholesale customer transactions are bilateral sales to regional buyers, including investor-owned utilities, municipal utilities, rural electric cooperatives and retail energy suppliers. Wholesale customer transactions include real-time, daily and longer term structured sales; they are not arranged through brokers and may be tailored to meet the specific requirements of wholesale electricity consumers. Over-the-counter markets are generally accessed through third-party brokers and electronic exchanges, and include forward sales of electricity. The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. Due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation. Since 2002, liquidity has decreased significantly in these markets and continues to be limited because of the decision by many trading entities to reduce or discontinue operations. In addition, the financial problems of other trading entities have resulted in far fewer creditworthy participants in these markets.

        The emergence of "Into Cinergy," "Into ComEd" and "Into AEP" as commercial hubs for the trading of physical power not only facilitates transparency of wholesale power prices in these markets, but also provides liquidity required to support risk management strategies utilized to mitigate exposure to electricity price volatility. Energy is traded in the form of physically delivered megawatt-hours. Delivery is either made (1) into the receiving control area's transmission system (i.e., Cinergy's, ComEd's, or AEP's transmission system) by the seller's daily election of control area interface, or (2) by procuring energy generated from a source within the receiving control area. Almost all of Midwest Generation's plants are capable of meeting the current "Into ComEd" delivery criteria. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit and cash margining arrangements. As noted, however, liquidity in all of these markets has been adversely affected by the financial problems of trading and marketing entities.

        As discussed below, the prices for certain sales by Midwest Generation could be adversely affected if Commonwealth Edison's transmission system is integrated into the transmission system administered by PJM Interconnection, LLC, commonly referred to as PJM, and if market power mitigation measures for the Northern Illinois Control Area, referred to as NICA, as currently proposed by PJM, and pending before the Federal Energy Regulatory Commission, or FERC, are adopted.

        For a discussion of the risks related to Midwest Generation's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

        Currently, sales of power produced by Midwest Generation that is not under a power purchase agreement with Exelon Generation require using transmission which must be obtained from Commonwealth Edison. An independent system operator does not yet oversee operations of the Commonwealth Edison control area; however, it has requested that such operations be placed under the control of PJM effective May 1, 2004. Such request is currently pending decision by the FERC (see further discussion of this proceeding below). In addition, a number of other utilities in the region participate in the Midwest Independent System Operator (Midwest ISO), a Regional Transmission Organization (RTO) authorized pursuant to the FERC's Order No. 2000, where a bilateral market with a single rate for transmission within the RTO already exists. The regional market is further supported by open access transmission under various utility company transmission tariffs that are not within the Midwest ISO. The open access transmission tariffs of the Midwest ISO and others in the region allow Midwest Generation to utilize their transmission and distribution systems to sell power at wholesale on a non-discriminatory basis relative to the system owners. Such tariffs are vital to allow Midwest Generation to compete in the deregulated electricity markets because they provide a uniform set of prices and standards of transmission service that have been approved by regulatory agencies and are publicly available.

        The Illinois Electric Service Customer Choice and Rate Relief Law of 1997 requires each Illinois electric utility that owns or controls transmission facilities or provides transmission services in Illinois, and is a member in the Mid-American Interconnected Network, such as Commonwealth Edison to submit for approval by the FERC an application for establishing or joining an independent system operator. On December 11, 2002, Commonwealth Edison, American Electric Power and others filed with the FERC seeking permission to join PJM as their RTO. PJM is a prominent independent system operator providing system operations and market settlement throughout the Mid-Atlantic States. The effect of including Commonwealth Edison and American Electric Power in the PJM RTO would be to transfer functional control of their transmission systems to PJM and to eliminate so-called rate pancaking for transmission and ancillary services over a region that would extend significantly beyond the current western boundaries of PJM and into electricity markets in the Midwest. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. Another effect would be to make the transmission systems of Commonwealth Edison and American Electric Power subject to the PJM Open Access Transmission Tariff (referred to herein as the "PJM Tariff") and Market Rules. Under such rules (and assuming the inclusion of both Commonwealth Edison and American Electric Power in PJM), sales of power from the Midwest Generation plants can be made within the broad regional area encompassed by PJM without the necessity of securing physical reservations of transmission capacity, either through bilateral transactions with specific purchasers or into the PJM-dispatched markets without a named counterparty.

        Approval of the December 11 application of Commonwealth Edison and American Electric Power was granted by the FERC on April 1, 2003. However, the ability of American Electric Power to join PJM has been brought into question by the enactment of legislation in Virginia on April 2, 2003, requiring the approval of Virginia state authorities for any transfer of control from American Electric Power to PJM of American Electric Power transmission assets located in Virginia. In July 2003, state authorities in Kentucky placed similar obstacles on the transfer of control of American Electric Power transmission assets located in that state.

        On April 16, 2003, Commonwealth Edison and PJM issued a joint press release stating that the integration of Commonwealth Edison into PJM would proceed separately from that of American Electric Power, notwithstanding the absence of a direct transmission link owned by Commonwealth Edison between its service territory and the existing PJM. In response, EME, Midwest Generation, and other affected parties filed with the FERC for clarification or rehearing of its April 1, 2003 order, and essentially contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis, without a direct transmission link between its service territory and that of the existing PJM. On June 4, 2003, the FERC clarified that a series of pre-conditions imposed by an order issued on July 31, 2002, which tentatively approved the stated decisions of Commonwealth Edison and American Electric Power to join PJM together, continue to be applicable to the separate application of Commonwealth Edison to join PJM alone. On August 1, 2003, Commonwealth Edison filed a notice of appeal of the July 31, 2002 order and the June 4, 2003 order on rehearing with the U.S. Court of Appeals for the D.C. Circuit.

        Processing by PJM of Commonwealth Edison's application to integrate Commonwealth Edison's operations under PJM separately from American Electric Power was delayed following the August 14, 2003 blackout in the Midwest and Northeast. On December 31, 2003, PJM and Commonwealth Edison made a filing with the FERC seeking its approval to commence full integration of Commonwealth Edison on May 1, 2004, without AEP. On January 21, 2004, EME and Midwest Generation filed a protest opposing the separate integration of Commonwealth Edison into PJM on an "islanded" basis on numerous grounds, including the adverse impact of a separate, stand-alone segment of PJM limited to the control area of Commonwealth Edison, which would be essentially disconnected from the rest of PJM by the states of Indiana and Ohio. One of the primary objections to such a circumscribed market within PJM, which would be subject to its market rules, is the fact that the PJM Market Monitor utilizes price mitigation techniques that do not take into account the availability of imports of electricity from non-PJM sources in evaluating the existence of competitive conditions and in deciding whether to apply restraints on bids from generators located within PJM—in this instance, the service territory of Commonwealth Edison. PJM subsequently filed its intended rules for the application of its market mitigation techniques to such territory, which EME and Midwest Generation have also opposed on numerous factual and legal grounds (see further discussion below). It is not possible to predict the outcome of such further proceedings at this time.

        On July 23, 2003, the FERC issued an order finding that the regional through and out rates, or RTORs, of the Midwest ISO and PJM are unjust and unreasonable when applied to transactions sinking within the proposed Midwest ISO/PJM footprint and directed Midwest ISO and PJM to make a compliance filing within thirty days eliminating the RTORs. The FERC also initiated an investigation and hearing to determine whether the through and out rate under the tariffs of Commonwealth Edison, AEP and others (for which RTO membership has been delayed) are unjust, unreasonable or unduly discriminatory or preferential for transactions sinking in the proposed Midwest ISO/PJM footprint. Such actions by FERC were designed to achieve the elimination of transmission rate pancaking within the broad region encompassed by PJM, as expanded, and the Midwest ISO, which was one of several actions required as a condition of its approval in July 2002 of the decisions of Commonwealth Edison and American Electric Power to join PJM instead of the Midwest ISO. Numerous transmission owners sought rehearing of the July 23 order, and the FERC subsequently issued an order on rehearing on November 17, 2003, setting a new effective date of April 1, 2004, for the elimination of the through and out rates and making certain other adjustments to phase in the new rates. However, the affected utilities in the region have continued to protest the alleged adverse financial impact of the described orders on them, and FERC subsequently moved the date for the elimination of the through and out rates to May 1, 2004. On March 5, 2004, the affected parties announced an agreement to postpone the date for the elimination of through and out rates to December 1, 2004, in an effort to facilitate a settlement of the longer term issues. EME and Midwest Generation oppose such agreement on legal and policy grounds, but it has been filed with the FERC with a request for approval by March 19, 2004. The outcome cannot be predicted.

        In the meantime, on September 29 and 30, 2003, the FERC held a Commissioner-level hearing and inquiry into regional transmission organization issues related to the Midwest ISO and PJM. The purpose of the inquiry was to gather sufficient information to move forward in resolving the commitment made by several entities, including Commonwealth Edison, to establish a joint and common market in the Midwest and PJM region. Following such inquiry on November 25, 2003, the FERC issued an order finding that the actions of the state of Virginia described above and similar actions of state authorities in Kentucky were impeding the ability of American Electric Power to join PJM and thus potentially thwarting the development of regional power markets in the Midwest. The order set for hearing certain issues that must be addressed in order to "exempt" a utility from a state law or regulation having such effect, and required a decision by the assigned Administrative Law Judge by March 15, 2004. Such hearings have been completed, and the matter has been briefed and argued to the Administrative Law Judge, where it is currently under submission awaiting his decision. The

November 25, 2003 order also required American Electric Power to be integrated into PJM by October 1, 2004.

        As described above, there currently is a proposal pending before FERC to integrate Commonwealth Edison into PJM on an "islanded" basis effective May 1, 2004. On February 5, 2004, PJM filed proposed revisions to the PJM Tariff to incorporate market power mitigation measures for the NICA, which would become effective upon Commonwealth Edison's integration into PJM on a stand-alone basis, currently scheduled for May 1, 2004. In its February 5, 2004 filing, PJM claimed that, while the NICA markets were expected to generally be competitive, mitigation measures were required to control the exercise of market power in certain circumstances. With regard to the NICA energy market, PJM has proposed that in certain circumstances, sales by marginal units would be capped at the greater of such units' incremental operating cost plus ten percent or the NICA market price. With regard to sales of capacity in the NICA, PJM also has proposed that offers of capacity be capped at $30 per megawatt-day, plus any additional amounts that are demonstrated to compensate the seller for its opportunity costs or other annual avoidable incremental costs. In certain circumstances, this offer cap could be increased to $160 per megawatt-day. On February 26, 2004, Midwest Generation filed a protest to PJM's proposed market power mitigation measures for the NICA which contested the need for these mitigation measures and requested that FERC defer Commonwealth Edison's integration into PJM until American Electric Power's scheduled integration into PJM on October 1, 2004. It is not possible to predict at this time whether PJM's proposed market power mitigation measures for the NICA will be accepted by FERC, either in whole, or in part. If FERC should accept these market power mitigation measures as currently proposed by PJM, the prices for certain sales by Midwest Generation could be adversely affected.

        For a discussion of the risks related to Midwest Generation's transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Homer City Facilities

        On March 18, 1999, EME completed a transaction with GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates to acquire the 1,884 MW Homer City Electric Generating Station. These facilities consist of three coal-fired boilers and steam turbine-generator units, one coal preparation facility, an 1,800-acre site and associated support facilities in the mid-Atlantic region of the United States and have direct, high voltage interconnections to both PJM and the New York Independent System Operator, which controls the transmission grid and energy and capacity markets for New York State and is commonly known as the NYISO. For a discussion of the risks related to the sale of electricity from the Homer City facilities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

        On December 7, 2001, EME's subsidiary completed a sale-leaseback of the Homer City facilities to third-party lessors. EME sold the Homer City facilities to provide capital to repay corporate debt and entered into long-term leases to continue to operate the facilities during the terms of the leases. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Transactions."

Big 4 Projects

        EME owns partnership investments in Kern River Cogeneration Company, Midway-Sunset Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company, as described below. These projects have similar economic characteristics and have been used, collectively, to obtain bond financing by Edison Mission Energy Funding Corp., a special purpose entity. See "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting

Policies," for discussion of EME's accounting for this entity. Due to similar economic characteristics and the bond financing related to its equity investments, EME views these projects collectively and refers to them as the Big 4 projects.

Kern River Cogeneration Plant

        EME owns a 50% partnership interest in Kern River Cogeneration Company, which owns a 300 MW natural gas-fired cogeneration facility located near Bakersfield, California, which EME refers to as the Kern River project. Kern River Cogeneration sells electricity to Southern California Edison Company under a power purchase agreement that expires in 2005 and sells steam to ChevronTexaco Exploration and Producing under a steam supply agreement that also expires in 2005.

Midway-Sunset Cogeneration Plant

        EME owns a 50% partnership interest in Midway-Sunset Cogeneration Company, which owns a 225 MW natural gas-fired cogeneration facility located near Taft, California, which EME refers to as the Midway-Sunset project. Midway-Sunset sells electricity to Southern California Edison, Aera Energy LLC (Aera) and Pacific Gas & Electric Company under power purchase agreements that expire in 2009 and sells steam to Aera under a steam supply agreement that also expires in 2009.

Sycamore Cogeneration Plant

        EME owns a 50% partnership interest in Sycamore Cogeneration Company, which owns and operates a 300 MW natural gas-fired cogeneration facility located near Bakersfield, California, which EME refers to as the Sycamore project. Sycamore Cogeneration sells electricity to Southern California Edison under a power purchase agreement that expires in 2007 and sells steam to ChevronTexaco Exploration and Producing under a steam supply agreement that also expires in 2007.

Watson Cogeneration Plant

        EME owns a 49% partnership interest in Watson Cogeneration Company, which owns a 385 MW natural gas-fired cogeneration facility located in Carson, California, which EME refers to as the Watson project. Watson Cogeneration sells electricity to Southern California Edison and to the adjacent BP refinery under power purchase agreements that expire in 2008 and sells steam to BP West Coast Products LLC under a steam supply agreement that also expires in 2008.

Other Americas Power Plants

Sunrise Power Plant

        EME owns a 50% interest in Sunrise Power Company, LLC, which owns a 572 MW natural gas-fired facility in Kern County, California, which EME refers to as the Sunrise project. The Sunrise project was constructed in two phases. Phase 1 achieved commercial operation in June 2001 and consisted of a 320 MW simple-cycle peaking facility. Phase 2, a combined-cycle gas-fired facility, converted the simple-cycle peaking facility to a 572 MW combined cycle plant. Phase 2 achieved commercial operation in June 2003. Sunrise Power entered into a long-term power purchase agreement with the California Department of Water Resources on June 25, 2001. For further discussion related to this agreement, see "Item 3. Legal Proceedings—Sunrise Power Company Lawsuits."

Brooklyn Navy Yard Cogeneration Plant

        EME owns a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners L.P., which owns a 286 MW natural gas and oil-fired cogeneration facility located near Brooklyn, New York, which EME refers to as the Brooklyn Navy Yard project. Brooklyn Navy Yard sells electricity and steam to

Consolidated Edison Company of New York, Inc. under a power purchase agreement that expires in 2036. EME expects to complete the sale of its 50% partnership interest in the Brooklyn Navy Yard project during the first quarter of 2004. See "—Asset Sales."

EcoEléctrica Power Plant

        EME owns a 50% partnership interest in EcoEléctrica L.P., which owns a 524 MW power plant located Peñuelas, Puerto Rico, which EME refers to as the EcoEléctrica project. EcoEléctrica sells electricity to Puerto Rico Electric Power Authority under a power purchase agreement that expires in 2022 and sells water to Puerto Rico Water & Sewer Authority under a water supply agreement that also expires in 2022. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview" for discussion of planned asset sales.

March Point Cogeneration Plant

        EME owns a 50% partnership interest in March Point Cogeneration Company, which owns a 140 MW natural gas-fired cogeneration facility located in Anacortes, Washington, which EME refers to as the March Point project. The March Point project consists of two phases. Phase 1 is an 80 MW gas turbine cogeneration facility and Phase 2 is a 60 MW gas turbine combined cycle facility. March Point Cogeneration sells electricity to Puget Sound Energy, Inc. under a power purchase agreement that expires in 2011 and sells shares to Equilon Enterprises, LLC under a steam supply agreement that also expires in 2011.

Westside Power Plants

        EME owns partnership investments in Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, and Sargent Canyon Cogeneration Company. Due to similar economic characteristics, EME views these projects collectively and refers to them as the Westside projects. EME owns a 50% partnership interest in each of the companies listed above and each company owns a 38 MW natural gas-fired cogeneration facility located in California. Each of the projects sells electricity to Pacific Gas & Electric Company under 15-year power purchase agreements with expirations through 2007.

American Bituminous Power Plant

        EME owns a 50% interest in American Bituminous Power Partners, L.P., which owns a 80 MW waste coal facility located in Grant Town, West Virginia, which EME refers to as the Ambit project. Ambit sells electricity to Monongahela Power Company under a power purchase agreement that expires in 2027.

Investment in Four Star Oil & Gas Company

        As of December 31, 2003, EME owned a 38.5% direct and indirect interest, with 37.4% voting stock, in Four Star Oil & Gas Company, with majority control held by affiliates of ChevronTexaco Corp. Four Star Oil & Gas owns oil and gas reserves in the San Juan Basin, the Hugoton Basin, the Permian Basin and offshore Gulf Coast and Alabama. Under a long-term service contract, the majority of Four Star Oil & Gas's properties are operated through ChevronTexaco Exploration & Production Inc. On January 7, 2004, EME sold 100% of the stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas. Proceeds from the sale were approximately $100 million. EME expects to record a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

Asia Pacific

        As of December 31, 2003, EME had 19 operating power plants in this region that are located in Australia, Indonesia, the Philippines, Thailand and New Zealand. EME's Asia Pacific region is headquartered in Australia, with an additional office located in Singapore. A description of EME's power plants, its investment in Contact Energy and investments in energy projects in the Asia Pacific region is set forth below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview" for discussion of planned asset sales.

Australia

Loy Yang B Power Plant

        EME owns a 940 MW coal-fired power station located in Traralgon, Victoria, Australia, which EME refers to as the Loy Yang B project. The project sells electricity to a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The National Electricity Market Management Company, operator and administrator of the pool, determines a system marginal price each half-hour. EME has entered into an agreement with the State Electricity Commission of Victoria, which agreement EME refers to as the State Hedge, that provides through October 31, 2016 for the project to receive a fixed price for a portion of its electricity in exchange for payment to the State of the system marginal price applicable to such portion. For further discussion of risks related to the sale of electricity from the Loy Yang B project, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Valley Power Peaker Power Plant

        During 2002, EME completed construction of a 300 MW gas-fired peaker plant located adjacent to the Loy Yang B coal-fired power plant site, which EME refers to as the Valley Power Peaker project. The peaker units service peaking demand within the National Energy Market of Eastern Australia and, specifically, within the State of Victoria by selling the output of the peakers directly into the pool and by entering into financial contracts related to pool prices with a variety of generation and retail businesses. EME owns a 60% interest in the Valley Power Peaker project, with the remaining interest held by its 51.2%-owned affiliate, Contact Energy Limited.

Kwinana Cogeneration Plant

        EME owns a 70% interest in a 118 MW gas-fired cogeneration plant in Perth, Australia, which EME refers to as the Kwinana project. EME sells electricity to Western Power under a power purchase agreement that expires in 2021 and sells electricity and steam to the British Petroleum Kwinana Refinery under an energy and services agreement which also expires in 2021.

New Zealand

Contact Energy

        EME owns a 51% majority interest in Contact Energy Limited. The remaining shares of Contact Energy are publicly held and traded on the New Zealand stock exchange. Contact Energy is the largest wholesaler and retailer of natural gas in New Zealand and generates about 30% of New Zealand's electricity. For further discussion of risks related to the sale of electricity from Contact Energy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures." Contact Energy owns the following power plants:

Plant	Type	Megawatts
New Plymouth	Gas thermal	400
Clyde	Hydro	432
Otahuhu B	Natural gas	380
Taranaki	Natural gas	357
Roxbugh	Hydro	320
Oakey(1)	Natural gas	300
Wairakei	Geothermal	165
Ohaaki	Geothermal	104
Poihipi	Geothermal	55
Te Rapa	Natural gas	44
Otahuhu A	Natural gas	40

		2,597

(1)
Located in Australia. The plant has a total capacity of 300 MW in which Contact Energy owns a 25% share (75 MW). EME owns a 12.8% share (38 MW) through its 51.2% ownership interest in Contact Energy.

        Contact Energy also owns a 40% interest in the Valley Power Peaker project in Australia with the remaining interest held by an EME wholly owned subsidiary.

Indonesia

The Paiton Power Plant

        As of December 31, 2003, EME owned a 40% interest in PT Paiton Energy (Paiton Energy), which owns a 1,230 MW coal-fired power plant in operation in East Java, Indonesia, which EME refers to as the Paiton project. In January 2004, EME acquired additional shares of Paiton Energy for $14 million, thereby increasing its ownership interest from 40% to 45%. Paiton Energy sells electricity to PT PLN, the state-owned electric utility company, under a power purchase agreement. On December 23, 2002, an amendment to the original power purchase agreement became effective, bringing to a close and resolving a series of disputes between Paiton Energy and PT PLN which began in 1999 and were caused, in large part, by the effects of the regional financial crisis in Asia and Indonesia. The amended power purchase agreement includes changes in the price for power and energy charged under the power purchase agreement, provides for payment over time of amounts unpaid prior to January 2002 and extends the expiration date of the power purchase agreement from 2029 to 2040. These terms have been in effect since January 2002 under a previously agreed Binding Term Sheet which was replaced by the power purchase agreement amendment.

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

Philippines

CBK Power Plants

        EME owns a 50% interest in CBK Power Co. Ltd. CBK Power operates under a 25-year build-rehabilitate-operate-transfer agreement with National Power Corporation for the 792 MW Caliraya-Botocan-Kalayaan hydro electric complex located in the Republic of the Philippines, which EME refers to as the CBK project. CBK Power is paid capital recovery fees and operations and maintenance fees for generating electricity and providing other services under the agreement. As of November 30, 2003, all units forming part of the project had completed their net dependable capacity tests, and are operational with tested capacity of 792 MW (net physical capacity) against a guaranteed minimum of 728 MW. As of December 31, 2003, National Power Corporation had not issued certificates of completion for the Kalayaan Phase II units and as such 369 MW were still considered under construction and 423 MW were operational.

Thailand

Tri Energy Cogeneration Plant

        EME owns a 25% interest in Tri Energy Company Limited, which owns a 700 MW gas-fired cogeneration plant located west of Bangkok, Thailand, which EME refers to as the Tri Energy project. Tri Energy sells electricity to Electricity Generating Authority of Thailand under a power purchase agreement that expires in 2020.

Europe

        As of December 31, 2003, EME had 36 operating power plants in this region that are located in the U.K., Turkey, Spain and Italy. EME's Europe region is headquartered in London, England, with additional offices located in Italy and Spain. The London office was established in 1989. A description of EME's power plants and investments in energy projects in the Europe region is set forth below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview" for discussion of planned asset sales.

United Kingdom

First Hydro Power Plants

        EME's wholly owned subsidiary, First Hydro, owns two pumped storage stations in North Wales at Dinorwig and Ffestiniog which have a combined capacity of 2,088 MW, which EME refers to as the First Hydro project. Pumped storage stations consume electricity when it is comparatively less expensive in order to pump water for storage in an upper reservoir. Water is then allowed to flow back through turbines in order to generate electricity when its market value is higher. First Hydro sells electricity to electricity suppliers, other generators and into short-term markets. Additionally, it sells ancillary services to the system operator. For further discussion of issues related to the First Hydro project, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" and "—Historical Distributions Received by EME," as well as "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 11. Financial Instruments."

Derwent Cogeneration Plant

        EME owns a 33% interest in Derwent Cogeneration Limited, which owns a 214 MW gas-fired cogeneration plant in Derby, England, which EME refers to as the Derwent project. Derwent sells electricity to SSE Energy Supply Ltd. under a power purchase agreement that expires in 2010 and sells steam to Acetate Products Limited under a steam supply contract that also expires in 2010.

Italy

ISAB Power Plant

        EME owns a 49% interest in ISAB Energy S.r.l. which owns a 528 MW integrated gasification combined cycle power plant in Sicily, Italy, which EME refers to as the ISAB project. ISAB sells electricity to Gestore Rete Transmissione Nazionale, Italy's state transmission company, under a power purchase agreement that expires in 2020. The ISAB project is located by an oil refinery owned by ERG Petroli SpA.

Italian Wind Power Plants

        In 2000, an international subsidiary of EME acquired a 50% interest in 13 power projects that are in operation in Italy by UPC International Partnership CV II, which EME collectively refers to as the Italian Wind project. The projects use wind to generate electricity from turbines, which is sold under fixed-price, long-term tariffs to Gestore Rete Transmissione Nazionale (GRTN). At December 31, 2003, the entire planned 303 MW had been commissioned and 283 MW are in commercial operation. The project, however, is restricted to 283 MW as the project is awaiting 20 MW of transmission capacity to be interconnected to one of the sites. It is expected that GRTN will complete the interconnection in the second quarter of 2004.

Spain

Spanish Hydro Power Plants

        EME's wholly owned subsidiary, Iberica de Energias, S.L., owns 18 small, run-of-the-river hydro electric plants regionally dispersed in Spain totaling 84 MW, which EME refers to as the Spanish Hydro project. Iberica de Energias, S.L. sells electricity to Fuerzas Eléctricas de Cataluña, S.A. under concessions that have various expiration dates ranging from 2030 to 2065.

Turkey

Doga Cogeneration Plant

        EME owns an 80% interest in Doga Enerji, which owns a 180 MW gas-fired cogeneration plant near Istanbul, Turkey, which EME refers to as the Doga project. Doga Enerji sells electricity to Türkiye Elektrik Dagitim Anonim Sirketi, commonly known as TEDAS, under a power purchase agreement that expires in 2019. See "Item 7. Management's Discussion and Analysis of and Financial Condition and Results of Operations—Contingencies" for information regarding regulatory developments affecting the Doga project.

        In addition to the facilities and power plants that EME owns, EME uses the term "its" in regard to facilities and power plants that EME or an EME subsidiary operates under sale-leaseback arrangements.

Discontinued Operations

        For a description of discontinued operations see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Discontinued Operations."

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

  •
  Trading—As part of its trading activities, EME seeks to generate profit from the volatility of the price of electricity, fuels and transmission by buying and selling contracts for their sale or provision, as the case may be, in wholesale markets under limitations approved by EME's Risk Management Committee. These trading activities generally occur in markets that are related to the price risk management activities described above. Edison Mission Marketing & Trading generally balances forward sales and purchase contracts. Edison Mission Marketing & Trading's activities have included restructuring of power sales and power supply agreements for third parties, although these activities are not currently being pursued. Collectively, Edison Mission Marketing & Trading refers to these as its trading activities and records these transactions in what it calls its proprietary book.

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

        In conducting EME's price risk management and trading activities, EME contracts with a number of utilities, energy companies and financial institutions. Due to factors beyond EME's control, market liquidity has decreased significantly since the beginning of 2002 and continues to be limited. A number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. The reduction in the credit quality of traditional trading parties increases EME's credit risk. In addition, the decrease in market liquidity may require EME to rely more heavily on a smaller set of wholesale customers, which may also increase EME's credit risk. As noted, a reduction in price reporting has also limited price transparency in certain markets, which also may increase trading risks. While various industry groups and regulatory agencies have taken steps to address market liquidity, transparency and credit issues, there is no assurance as to when, or how effectively, such efforts will restore market confidence. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

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

        EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerances for each EME regional business unit. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EME performs a "value at risk" analysis in its daily business to measure, monitor and control its overall market risk exposure in respect of its Illinois Plants, its Homer City facilities and its proprietary positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        In executing agreements with counterparties to conduct price risk management or trading activities, EME generally provides credit support in the form of guarantees or letters of credit or enters into margining arrangements (agreements to provide or receive collateral based on changes in the market price of the underlying contract under specific terms). To manage its liquidity, EME assesses the potential impact of future price changes in determining the amount of collateral requirements under existing or anticipated forward contracts. There is no assurance that EME's liquidity will be adequate to meet margin calls from counterparties in the case of extreme market changes or that the failure to meet such cash requirements would not have a material adverse effect on its liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview, Risks Related to the Business and Critical Accounting Policies—Risks Related to the Business."

Seasonality

        EME's third quarter equity in income from its domestic energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's domestic energy projects, located on the West Coast, have power sales contracts that provide for higher payments during the summer months.

        EME's third quarter electric revenues are materially higher than revenues related to other quarters of the year because warmer weather in the summer months results in higher electric revenues being generated from the Homer City facilities and the Illinois Plants. By contrast, the First Hydro plants have higher electric revenues during the winter months.

Regulatory Matters

General

        EME's operations are subject to extensive regulation by governmental agencies in each of the countries in which EME conducts operations. EME's domestic operating projects are subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the ownership and operation of its projects, and the use of electric energy, capacity and related products, including ancillary services from its projects. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operation of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy producing facility and that the facility then operate in compliance with these permits and approvals. Furthermore, each of EME's international projects is subject to the energy and environmental laws and regulations of the foreign country in which the project is located. The degree of regulation varies by country and may be materially different from the regulatory regime in the United States.

        EME is subject to a varied and complex body of laws and regulations that are in a state of flux. Intricate and changing environmental and other regulatory requirements could necessitate substantial expenditures and could create a significant risk of expensive delays or significant loss of value in a project if it were to become unable to function as planned due to changing requirements or local opposition.

U.S. Federal Energy Regulation

        The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935. The enactment of the Public Utility Regulatory Policies Act of 1978 and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and the Public Utility Holding Company Act for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from the Public Utility Holding Company Act for exempt wholesale generators and foreign utility companies.

        A "qualifying facility" under the Public Utility Regulatory Policies Act is a cogeneration facility or a small power production facility that satisfies criteria adopted by the FERC. In order to be a qualifying facility, a cogeneration facility must (i) sequentially produce both useful thermal energy, such as steam, and electric energy, (ii) meet specified operating standards, and energy efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled, or more than 50% owned by one or more electric utilities (where "electric utility" is interpreted with reference to the Public Utility Holding Company Act definition of an "electric utility company"), electric utility holding companies (defined by reference to the Public Utility Holding Company Act definitions of "electric utility company" and "holding company") or affiliates of such entities.

        An "exempt wholesale generator" under the Public Utility Holding Company Act is an entity determined by the FERC to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

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

Federal Power Act

        The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market-based. As noted, most qualifying facilities are exempt from the ratemaking and several other provisions of the Federal Power Act. Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the ratemaking jurisdiction of the FERC thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market- based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates. The FERC has indicated its intention to review some of the waivers of financial reporting rules currently granted to some entities with market rate authority.

        Currently, in addition to the facilities owned or operated by EME, a number of its operating projects, including the Homer City facilities, the Illinois Plants, and Brooklyn Navy Yard facilities, are subject to the FERC ratemaking regulation under the Federal Power Act. EME's future domestic non-qualifying facility independent power projects will also be subject to the FERC jurisdiction on rates.

The Public Utility Holding Company Act

        Unless exempt or found not to be a holding company by the Securities and Exchange Commission, a company that falls within the definition of a holding company must register with the Securities and Exchange Commission and become subject to Securities and Exchange Commission regulation as a registered holding company under the Public Utility Holding Company Act. "Holding company" is defined in Section 2(a)(7) of the Public Utility Holding Company Act to include, among other things, any company that owns 10% or more of the voting securities of an electric utility company. "Electric utility company" is defined in Section 2(a)(3) of the Public Utility Holding Company Act to include any company that owns or operates facilities used for generation, transmission or distribution of electric energy for sale. Exempt wholesale generators and foreign utility companies are not deemed to be electric utility companies, and ownership or operation of qualifying facilities does not cause a company to become an electric utility company. Securities and Exchange Commission precedent also indicates that it does not consider "paper facilities," such as contracts and tariffs used to make power sales, to be facilities used for the generation, transmission or distribution of electric energy for sale, and power marketing activities will not, therefore, result in an entity being deemed to be an electric utility company.

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

        Edison International, EME's ultimate parent company, is a holding company because it owns Southern California Edison, an electric utility company. However, Edison International is exempt from registration pursuant to Section 3(a)(1) of the Public Utility Holding Company Act, because the public utility operations of the holding company system are predominantly intrastate in character. Consequently, EME is not a subsidiary of a registered holding company so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in Section 3(a). EME is not a holding company under the Public Utility Holding Company Act, because its interests in power generation facilities are exclusively in qualifying facilities, facilities owned by exempt wholesale generators and facilities owned by foreign utility companies. All international projects and specified U.S. projects that EME might develop or acquire will be non-qualifying facility independent power projects. EME intends for each project to qualify as an exempt wholesale generator or as a foreign utility company. Loss of exempt wholesale generator, qualifying facility or foreign utility company status for one or more projects could result in EME's becoming a holding company subject to registration and regulation under the Public Utility Holding Company Act and could trigger defaults under the covenants in EME's project agreements. Becoming a holding company could, on a retroactive basis, lead to, among other things, fines and penalties and could cause certain of EME's project agreements and other contracts to be voidable.

Public Utility Regulatory Policies Act of 1978

        The Public Utility Regulatory Policies Act provides two primary benefits to qualifying facilities. First, as discussed above, ownership of qualifying facilities will not cause a company to be deemed an electric utility company for purposes of the Public Utility Holding Company Act. In addition, all cogeneration facilities that are qualifying facilities are exempt from most provisions of the Federal Power Act and regulations of the FERC thereunder. Second, the FERC regulations promulgated under the Public Utility Regulatory Policies Act require that electric utilities purchase electricity generated by qualifying facilities at a price based on the purchasing utility's avoided cost, and that the utilities sell back up power to the qualifying facility on a nondiscriminatory basis. The FERC's regulations define "avoided cost" as the incremental cost to an electric utility of electric energy or capacity, or both, which, but for the purchase from the qualifying facility or qualifying facilities, the utility would generate itself or purchase from another source. The FERC's regulations also permit qualifying facilities and utilities to negotiate agreements for utility purchases of power at prices different from the utility's avoided costs. While it has been common for utilities to enter into long-term contracts with qualifying facilities in order, among other things, to facilitate project financing of independent power facilities and to reflect the deferral by the utility of capital costs for new plant additions, increasing competition and the development of new power markets have resulted in a trend toward shorter term power contracts that would place greater risk on the project owner.

        If one of the projects in which EME has an interest were to lose its status as a qualifying facility, the project would no longer be entitled to the qualifying facility-related exemptions from regulation under the Public Utility Holding Company Act and the Federal Power Act. As a result, the project could become subject to rate regulation by the FERC under the Federal Power Act, and EME could inadvertently become a holding company under the Public Utility Holding Company Act. Under Section 26(b) of the Public Utility Holding Company Act, any project contracts that are entered into in violation of the Public Utility Holding Company Act, including contracts entered into during any period of non-compliance with the registration requirement, could be determined by the courts or the

Securities and Exchange Commission to be void. If a project were to lose its qualifying facility status, EME could attempt to avoid holding company status on a prospective basis by qualifying the project owner as an exempt wholesale generator. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from the FERC would be required. In addition, the project would be required to cease selling electricity to any retail customers, in order to qualify for exempt wholesale generator status, and could become subject to additional state regulation. Loss of qualifying facility status by one project could also potentially cause other projects with the same partners to lose their qualifying facility status to the extent those partners became electric utilities, electric utility holding companies or affiliates of such companies for purposes of the ownership criteria applicable to qualifying facilities. Loss of qualifying facility status could also trigger defaults under covenants to maintain qualifying facility status in the project's power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements. If a power purchaser were to cease taking and paying for electricity or were to seek to obtain refunds of past amounts paid because of the loss of qualifying facility status, EME cannot provide assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards for maintaining qualifying facility status or that eliminated or reduced the benefits, such as the mandatory purchase provisions of the Public Utility Regulatory Policies Act and exemptions currently enjoyed by qualifying facilities. Loss of qualifying facility status on a retroactive basis could lead to, among other things, fines and penalties being levied against EME, or claims by a utility customer for the refund of payments previously made.

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

        Over the past few years, the U.S. Congress has considered various legislative proposals to restructure the electric industry that would require, among other things, retail customer choice, repeal of the Public Utility Holding Company Act, or PUHCA, and prospective, partial repeal of the Public Utility Regulatory Policies Act. There are also a number of other proposals that have been introduced in Congress that incorporate provisions related to restructuring electricity markets. Different versions of such legislation passed both houses of Congress late in the last session and included provisions related to PUHCA repeal, providing the FERC with new authority related to imposing reliability standards but restricting the FERC's ability to mandate adoption of a standard wholesale market design. A joint Conference Committee produced a report that was acceptable to the House, but was unable to obtain sufficient votes in the Senate to limit extended debate by opponents of the conference report seeking to delay final adoption of the bill (known as a filibuster). It is unclear at this time whether the Senate will be able to muster sufficient votes in the current session to overcome a filibuster and obtain the needed waivers from budgetary rules and pass the Conference report. While there are some pending efforts to enact portions of the comprehensive energy bill on an individual basis, the Congressional leadership and administration have thus far opposed such efforts and the likelihood of success is uncertain.

Natural Gas Act

        Many of the domestic operating facilities that EME owns, operates or has investments in use natural gas as their primary fuel. Under the Natural Gas Act, the FERC has jurisdiction over certain sales of natural gas and over transportation and storage of natural gas in interstate commerce. The FERC has granted blanket authority to all persons to make sales of natural gas without restriction but continues to exercise significant oversight with respect to transportation and storage of natural gas services in interstate commerce.

Recent Foreign Regulatory Matters

        See the discussion on recent foreign regulatory matters in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Transmission of Wholesale Power

        Generally, projects that sell power to wholesale purchasers other than the local utility to which the project is interconnected require the transmission of electricity over power lines owned by others. This transmission service over the lines of intervening transmission owners is also known as wheeling. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act.

        The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under the Public Utility Regulatory Policies Act of 1978, power marketers and those qualifying as exempt wholesale generators under the Public Utility Holding Company Act of 1935 to more effectively compete in the wholesale market.

        In 1996 the FERC issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers non-discriminatory open access on utility transmission lines on a comparable basis to the utilities' own use of the lines. In addition, the Open Access Rules directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs. The FERC also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

        In December 1999, the FERC issued Order No. 2000, which required all jurisdictional transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing functional control over their transmission assets under a Regional Transmission Organization, or RTO, meeting certain criteria set forth in the order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntary joining and required utilities to explain in detail their reasons for deviating from the objectives set forth in the Order. RTOs meeting the FERC's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features.

        In subsequent orders, the FERC has progressively tightened its policies in favor of RTO formation, including an explicit proposal that approvals of market-based rate authority for affiliates of utilities owning transmission should be tied to such utilities' placing functional control over their transmission assets in an RTO meeting the criteria of Order No. 2000. On January 15, 2003, the FERC proposed to allow additional percentage points on a utility's return on equity in its transmission rates when it participates in an RTO, divests its RTO-operated transmission assets, or pursues additional measures that promote efficient operation and expansion of the transmission grid. As outlined below, the FERC has also proposed to establish a standard market design that would govern transmission service and energy trading arrangements in all regions of the country.

        On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking having the stated purpose of remedying the remaining opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design, or SMD, that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. The SMD proposal includes a number of features that, taken together, should provide a flexible transmission service and an open and transparent spot market design that convey the right pricing signals for investment in transmission and generation facilities, and for other purposes. Comments on certain features of the SMD proposal were filed by interested parties in October 2002 and during the first quarter of 2003. The SMD proposal has also engendered considerable comment, and in some cases opposition, including in the U.S. Congress, and the anticipated timetable for issuance of a final rule is now unclear.

        In April 2003, the FERC attempted to address some more controversial aspects of its SMD proposal in a "White Paper," which set forth the elements of its SMD proposal that it regarded as the most fundamental features of a sound wholesale market "platform" and modified its proposal as to other aspects that it regarded as subject to regional variation. Currently, the SMD policies are being implemented in different degrees and on different schedules in various parts of the country, and are the subject of active consideration and focus by stakeholders in wholesale markets in the Midwest. These and other regulatory initiatives by the FERC are ongoing, and it is not possible to predict the extent of future developments or how they might affect the wholesale power business.

Retail Competition

        In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of many states have considered whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to unbundle its distribution service (for example, the delivery of electric power through its local distribution lines) from its transmission and generation service (for example, the provision of electric power from the utility's generating facilities or wholesale power purchases). Several state commissions and legislatures have issued orders or passed legislation requiring utilities to offer unbundled retail distribution service. Volatility in California and other regional power markets has resulted in several states slowing, and in some cases reversing or reassessing, their plans to allow retail competition.

Environmental Matters and Regulations

        See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters and Regulations."

Employees

        MEHC has no full-time employees. At December 31, 2003, EME and its subsidiaries employed 2,610 people, all of whom were full-time employees and 141, 159 and 1,001 of whom were covered by collective bargaining agreements in the United Kingdom, Australia and the United States, respectively.

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

        EME leases its principal office in Irvine, California. This lease covers approximately 147,000 square feet and expires on December 31, 2004. EME also leases office space in Chicago, Illinois; Chantilly, Virginia; and Boston, Massachusetts. The Chicago lease is for approximately 51,000 square feet and expires on December 31, 2009. The Chantilly lease is for approximately 30,000 square feet and expires on March 31, 2010. The Boston lease is for approximately 37,000 square feet and expires on July 31, 2007. At December 31, 2003, approximately 38% of the above space was either available for sublease or subleased.

        The following table shows the material properties owned or leased by EME's subsidiaries and affiliates. Each property represents at least five percent of MEHC's income before tax or is one in which EME has an investment balance greater than $50 million. Most of these properties are subject to mortgages or other liens or encumbrances granted to the lenders providing financing for the plant or project.

Description of Properties

Plant	Business Segment	Location	Interest In Land	Plant Description
Contact Energy	Asia Pacific	Wellington, New Zealand	Owned/Leased	Various
Doga	Europe	Esenyurt, Turkey	Owned	Combined cycle generation facility
EcoEléctrica	Americas	Peñuelas, Puerto Rico	Owned	Liquefied natural gas cogeneration facility
First Hydro	Europe	Dinorwig, Wales	Owned	Pumped-storage electric power facility
First Hydro	Europe	Ffestiniog, Wales	Owned	Pumped-storage electric power facility
Homer City	Americas	Pittsburgh, Pennsylvania	Owned	Coal fired generation facility
Illinois Plants	Americas	Northeast Illinois	Owned	Coal, oil/gas fired generation facilities
ISAB	Europe	Sicily, Italy	Owned	Integrated gasification combined cycle
Kern River	Americas	Oildale, California	Leased	Natural gas-turbine cogeneration facility
Kwinana	Asia Pacific	Perth, Australia	Leased	Gas-fired cogeneration facility
Loy Yang B	Asia Pacific	Victoria, Australia	Owned	Coal fired generation facility
March Point	Americas	Anacortes, Washington	Leased	Natural gas turbine cogeneration facility
Midway-Sunset	Americas	Fellows, California	Leased	Natural gas-turbine cogeneration facility
Paiton	Asia Pacific	East Java, Indonesia	Leased	Coal fired generation facility
Sunrise	Americas	Fellows, California	Leased	Combined cycle generation facility
Sycamore	Americas	Oildale, California	Leased	Natural gas-turbine cogeneration facility
Watson	Americas	Carson, California	Leased	Natural gas-turbine cogeneration facility

ITEM 3. LEGAL PROCEEDINGS

EcoEléctrica Environmental Proceeding

        EME owns an indirect 50% interest in EcoEléctrica, L.P., a limited partnership which owns and operates a liquefied natural gas import terminal and cogeneration project at Peñuelas, Puerto Rico. In 2000, the United States Environmental Protection Agency, or EPA, issued to EcoEléctrica a notice of violation and a compliance order alleging violations of the Federal Clean Air Act primarily related to start-up activities. EcoEléctrica and the Department of Justice agreed to settle the matter for $195 thousand. The parties signed a Stipulation, Settlement Agreement and Order reflecting their agreement. The Department of Justice then filed its complaint, which was subsequently dismissed by the court in recognition of the Stipulation, Settlement Agreement and Order, and EcoEléctrica paid the $195 thousand fine, and the settlement became final.

Sunrise Power Company Lawsuits

        Sunrise Power Company, in which a wholly owned subsidiary of EME owns a 50% interest, sells all its output to the California Department of Water Resources under a power purchase agreement entered into on June 25, 2001. On February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC against all sellers of power under long-term contracts to the California Department of Water Resources, including Sunrise Power Company. The California Public Utilities Commission complaint alleged that the contracts were "unjust and unreasonable" on price and other terms, and requested that the contracts be abrogated. The California Electricity Oversight Board complaint made a similar allegation and requested that the contracts be deemed voidable at the request of the California Department of Water Resources or, in the alternative, abrogated as of a future date, to allow for the possibility of renegotiation. In January 2003, the California Public Utilities Commission and the California Electricity Oversight Board dismissed their complaints against Sunrise Power Company pursuant to a global settlement that also involved a restructuring of Sunrise Power Company's long-term contract with the California Department of Water Resources. On December 31, 2002, Sunrise Power Company restructured its contract with the California Department of Water Resources. The restructured agreement reduced by 5% the capacity payments to be made to Sunrise Power Company as compensation for having power available when needed. In addition, Sunrise Power Company's option to extend the agreement for one year beyond December 31, 2011 was terminated; however, the term of the restructured agreement was extended until June 30, 2012.

        On May 2, 2002, the United States Justice Foundation announced that it had filed a complaint in the Superior Court of the State of California, Los Angeles County, against the California Department of Water Resources, all sellers of power under long-term energy contracts entered into in 2001, including Sunrise Power Company, and Vikram Budhraja, one of the consultants involved in the negotiation of energy contracts on behalf of the California Department of Water Resources. The lawsuit asks the Superior Court to void all the contracts entered into in 2001, as well as all the contracts renegotiated in 2002, as a result of a purported conflict of interest by Mr. Budhraja. Sunrise Power Company was not served with the complaint. On November 25, 2003, the plaintiffs filed a voluntary dismissal with prejudice of this lawsuit. The dismissal was entered by the court on December 2, 2003.

        On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the U.S. District Court, Northern District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue. On July 9, 2003, Judge Whaley of the U.S. District Court concluded the federal court lacked jurisdiction and remanded the case to the originating San Francisco Superior Court. Defendants, including Sunrise Power Company, stipulated to respond to the complaint thirty days after it is assigned to a specific court of the San Francisco Superior Court. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties has again removed the lawsuit to federal court, where it is currently pending (subject to remand). EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

Paiton Labor Suit

        In April 2001, Paiton Energy was sued in the Central Jakarta District Court by the PLN Labor Union. PT PLN, the state-owned electric utility company, was also named as a defendant in the suit, along with the Indonesian Minister of Mines and Energy and the former President Director of PT PLN. The union seeks to set aside the power purchase agreement between Paiton Energy and PT PLN and the interim agreement then in effect between Paiton Energy and its lenders, as well as damages and other relief. On April 16, 2002 the Central Jakarta District Court dismissed the lawsuit against Paiton Energy and the other defendants on the basis that the PLN Labor Union was not authorized under the law to bring such an action. The PLN Labor Union filed an appeal on April 23, 2002. In order for the Appeals Court to hear any appeal on the matter, the District Court must have certified its judgment and forwarded it to the Appeals Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All the outstanding common stock of Mission Energy Holding Company (MEHC) is, as of the date hereof, owned by MEHC's direct parent, Edison Mission Group Inc. (formerly The Mission Group), a wholly owned subsidiary of Edison International. There is no market for the common stock. Dividends on the common stock will be paid when declared by MEHC's board of directors. MEHC's wholly owned subsidiary, Edison Mission Energy (EME), made cash dividend payments to MEHC's parent, Edison Mission Group Inc., totaling $65 million during 2001. MEHC paid two dividends to Edison Mission Group Inc. in 2001: (i) $811.2 million from the proceeds of the issuance of 13.5% senior secured notes and the term loan, and (ii) $31.5 million from dividends received from EME after July 2, 2001. MEHC did not pay any dividends in 2003 and 2002. After MEHC acquired EME in 2001, EME made cash dividend payments to MEHC totaling $32.5 million in 2001. EME did not pay or declare any dividends to MEHC during 2003 and 2002.

        During the first two years of MEHC's operations, when debt interest payments were funded with restricted cash, MEHC was permitted to distribute to its direct parent, Edison Mission Group Inc., dividends MEHC received from EME, less MEHC's overhead costs subject to compliance with limitations contained in the senior secured notes indenture and in the term loan. Limitations on MEHC's ability to pay dividends and make other distributions to its parent are now significantly more restrictive than the restrictions applicable during the first two years of its operations. Dividends from EME may be limited based on its earnings and cash flow, terms of restrictions contained in EME's contractual obligations (including its corporate credit facility), charter documents, business and tax considerations, and restrictions imposed by applicable law.

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

        EME's interest coverage ratio for the four quarters ended December 31, 2003 was 2.45 to 1. For more information on these restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Ability of EME to Pay Dividends."

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001(1)	2000	1999
	(in millions)
INCOME STATEMENT DATA
Operating revenues	$3,181	$2,750	$2,488	$2,189	$981
Operating expenses	3,019	2,421	2,184	1,783	887

Operating income	162	329	304	406	94
Equity in income from unconsolidated affiliates	368	283	374	267	244
Interest expense	(669)	(633)	(647)	(584)	(323)
Interest and other income	22	31	92	55	50

Income (loss) from continuing operations before income taxes and minority interest	(117)	10	123	144	65
Provision (benefit) for income taxes	(85)	(20)	67	76	(45)
Minority interest	(39)	(27)	(22)	(3)	—

Income (loss) from continuing operations	(71)	3	34	65	110
Income (loss) from operations of discontinued subsidiaries (including loss on disposal of $1.1 billion in 2001), net of tax	1	(57)	(1,219)	38	34

Income (loss) before accounting change	(70)	(54)	(1,185)	103	144
Cumulative effect of change in accounting, net of tax	(9)	(14)	15	22	(14)

Net income (loss)	$(79)	$(68)	$(1,170)	$125	$130

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

	As of December 31,
	2003(2)	2002	2001	2000	1999
	(in millions)
BALANCE SHEET DATA
Assets	$12,259	$11,367	$11,108	$15,017	$15,534
Current liabilities	1,720	1,835	962	2,357	1,439
Long-term obligations	6,497	6,034	6,845	5,252	6,147
Junior subordinated debentures	155	—	—	—	—
Preferred securities	164	281	254	327	477
Shareholder's equity	849	736	717	2,948	3,068

(2)
In the fourth quarter of 2003, EME adopted FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which required EME to reflect the junior subordinated deferrable interest debentures as a liability, which under the prior accounting treatment would have been eliminated in consolidation, instead of the cumulative Monthly Income Preferred Securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operatons (MD&A) contains forward-looking statements. These statements are based on Mission Energy Holding Company's (MEHC's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth in "Market Risk Exposures" and "Risks Related to the Business."

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

        The MD&A is presented in four major sections:

MANAGEMENT'S OVERVIEW, RISKS RELATED TO THE BUSINESS AND CRITICAL ACCOUNTING POLICIES

Management's Overview

MEHC as a Holding Company

        MEHC is the holding company of EME which, itself, operates through its subsidiaries and affiliates which are engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities worldwide. MEHC has no business activities other than through its ownership interest in EME. During 2001, MEHC issued $800 million of senior secured notes and borrowed $385 million under a term loan. MEHC's ability to honor its obligations under the senior secured notes and the term loan is entirely dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group Inc., and ultimately Edison International (see —Intercompany Tax-Allocation Payments). Dividends from EME are limited based on its earnings and cash flow, terms of restrictions contained in EME's contractual obligations (including its corporate credit facility), EME's charter documents, business and tax considerations, and restrictions imposed by applicable law. MEHC did not receive any distributions from EME during 2003.

        The lenders under MEHC's $385 million term loan due in 2006 have the right to require MEHC to repurchase up to $100 million of principal amount at par on July 2, 2004 (referred to as the "Term Loan Put-Option"). In order for MEHC to have sufficient cash in the event of an exercise of a significant portion, or all, of the Term Loan Put-Option, MEHC would require additional cash from dividends from EME, or would need to either extend the effective date of the Term Loan Put-Option or extend or refinance the term loan. Dividends from EME are currently limited as described in "Ability of EME to Pay Dividends."

EME Introduction

        EME, is a holding company which operates primarily through its subsidiaries and affiliates which are engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities worldwide. EME's subsidiaries or affiliates have typically been formed to own all of or an interest in one or more power plants and ancillary facilities, with each plant or group of related plants being individually referred to by EME as a project. EME also owns a 51% interest in Contact Energy, an integrated energy company located in New Zealand. As of December 31, 2003, EME's subsidiaries and affiliates owned or leased interests in 28 projects, of which 14 are domestic and 14 (including EcoEléctrica) are international.

        EME has financed the development and construction or acquisition of its projects by contributions of equity from EME and the incurrence of so-called project financed debt obligations by the subsidiaries and affiliates owning the operating facilities. These project level debt obligations are generally structured as non-recourse to EME, with several exceptions, including EME's guarantee of the Powerton and Joliet leases as part of a refinancing of indebtedness incurred by its project subsidiary to purchase the Illinois Plants. As a result, these project level debt obligations have structural priority with respect to revenues, cash flows and assets of the project companies over debt obligations incurred by EME, itself. In this regard, EME has, itself, borrowed funds to make the equity contributions required of it for its projects and for general corporate purposes. Since EME does not, itself, directly own any revenue producing generation facilities, it depends for the most part on cash distributions from its projects to meet its debt service obligations, to pay for general and administrative expenses and to pay dividends to its parent, MEHC.

        Distributions to EME from projects are generally only available after all current debt service obligations at the project level have been paid and are further restricted by contractual restrictions on distributions included in the documentation evidencing the project level debt obligations. Because of such a contractual constraint, distributions to EME from cash generated from the Illinois Plants has been restricted since October 1, 2002 due to a downgrade of the credit rating of this project's debt to below investment grade. EME also is currently subject to constraints on its ability to make distributions to its parent, MEHC. For a description of the most significant contractual constraints under the projects, see "—Liquidity and Capital Resources—Dividend Restrictions in Major Financings."

        EME's project portfolio may be grouped into two categories: contracted plants and merchant plants. At December 31, 2003, EME owned 25 projects that sell a majority of their power to customers under long-term sales arrangements (greater than 5 years) consisting of power purchase agreements or hedge contracts (in the case of Contact Energy, sales are made through its retail electricity business). While these projects involve a number of risks, their long-term sales arrangements generally provide a stable and predictable revenue stream which results in reasonably predictable cash distributions to EME.

        EME owns three projects (the Illinois Plants, the Homer City facilities and the First Hydro Power Plants) which operate in whole or in part without long-term sales arrangements (representing approximately 70% of EME's project portfolio based on capacity). Although the generation of the Illinois Plants was at the time of their acquisition in late 1999 subject to sale under contracts with Exelon Generation, the amount of capacity and energy subject to sale under these contracts has been gradually reduced in the ensuing contract years, and these contracts will expire at the end of 2004. Output from merchant plants (as well as excess output from contracted plants) which is not committed to be sold under long-term sales arrangements is subject, in terms of price and volume, to market forces which determine the actual amount and price of power sold from these power plants. A description of these market forces and the risks associated with them is included under "—Market Risk Exposures."

Management Focus in 2003 and 2004

        Beginning in 2001, a number of significant developments adversely affected merchant generators (companies that sell a majority of their generation into wholesale energy markets), including EME. These developments included lower prices and greater volatility in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. As a result of these developments, EME's focus during 2003 was on the following objectives:

  •
  Comprehensively addressing the indebtedness at EME and its subsidiaries that mature or expire in 2003 and 2004, with a focus on debt reduction. In December 2003, EME's subsidiary, Mission Energy Holding International, Inc., received funding under a three-year, $800 million secured loan which was used, together with other internally generated cash, to repay $1.2 billion of EME and Edison Mission Midwest Holdings indebtedness. See further discussion under "MEHC's and EME's Liquidity—Key Financing Developments." This was the first step in a four-part restructuring plan announced in November 2003. The remaining steps are described below.

  •
  Managing EME cash flow and credit resources to support project obligations, marketing and hedging of merchant power, and maturing debt obligations. During 2003, cash distributions to EME from its subsidiaries and affiliates increased to $507 million from $351 million in 2002.

  •
  Focusing on operational excellence at its generation projects. For 2003, EME targeted a fleet equivalent availability factor of 87% and a fleet equivalent forced outage rate of 7%. EME exceeded targeted performance in 2003, achieving an availability factor of 89% across its project portfolio and a forced outage rate of 5% compared to a benchmark (set by NERC-GADS) availability factor of 85% and a forced outage rate of 7% for an equivalent project portfolio.

        In 2004, EME management intends to continue its focus on operational performance at its generating plants, managing its cash and credit resources to support the contracting of its merchant generation and on implementing its debt restructuring and de-leveraging plan. The key steps to be undertaken in this plan are:

  •
  Refinancing indebtedness associated with the Illinois Plants.

    EME intends to arrange a refinancing of indebtedness associated with the Illinois Plants. This consists of $693 million of debt due at Edison Mission Midwest Holdings and the planned termination of the Collins Station lease. See "—Liquidity and Capital Resources—Agreement in Principle to Terminate the Collins Station Lease." EME expects that the refinancing of these arrangements will be completed well in advance of December 2004, but there is no assurance that this will be accomplished.

  •
  Selling some or all of its international operations.

    EME has engaged investment bankers to market for sale its international project portfolio. The marketing efforts commenced during the first quarter of 2004. Completion of the sale of some or all of EME's international project portfolio is contingent on receiving acceptable offers with respect to both price and terms and conditions.

  •
  Using the proceeds of asset sales to reduce consolidated indebtedness.

    Assuming a successful sale of its international assets and completion of the sale of identified domestic projects, EME plans to use the proceeds first to repay the $800 million term loan described above and, with any additional proceeds received, to retire other consolidated indebtedness.

        In addition, EME's focus includes realizing planned cash distributions from subsidiaries and affiliates, maintaining operational excellence, obtaining a fair public policy outcome with respect to a well structured expansion of the PJM market, and otherwise supporting the development of competitive markets for wholesale generation in Illinois.

See "Business—Regulatory Matters."

Overview of EME's 2003 Operating Performance

        EME's 2003 operating performance was significantly improved over 2002. A number of important items affected this performance, including the following:

  •
  Power prices in PJM rebounded in 2003 from their depressed prices in 2002 driven largely by higher natural gas prices in the United States as discussed further below. The 24-hour PJM market price (at the Homer City busbar) increased 37% from $25.63 per megawatt hour in 2002 to $35.08 per megawatt hour in 2003. The increase in market price substantially improved the profitability of the Homer City plant.

  •
  Higher natural gas prices also resulted in improved profitability of EME's interest in Four Star Oil & Gas Company and the Big 4 projects.

  •
  The Paiton project debt was restructured following the late 2002 revisions in its power purchase contracts.

  •
  The Sunrise project completed Phase 2 of its development ahead of schedule and, thus, was able to generate additional capacity revenues during the summer of 2003.

  •
  Contact Energy continued to expand its retail customer base which, together with increases in retail prices and higher sales of wholesale natural gas, collectively improved the profitability of this subsidiary.

  •
  On the negative side, EME recorded three asset impairment charges (pre-tax) during 2003:

  •
  $245 million related to the impairment of eight small peaking units of the Illinois Plants resulting from a revised long-term outlook for capacity revenues from these units. The lower capacity revenue outlook is the result of a number of factors, including higher forecasted long-term natural gas prices and the current oversupply of generation in the MAIN Region;

  •
  $53 million related to the write-down of EME's investment in the Brooklyn Navy Yard project due to its planned disposition; and

  •
  $6 million related to the write-down of EME's investment in the Gordonsville project, which was subsequently sold in 2003.

  •
  Also on the negative side, the amount of capacity sold to Exelon Generation from the Illinois Plants decreased significantly from 2002 as discussed further below.

        In 2003, the Illinois Plants had 4,739 MW of contracted capacity (to Exelon Generation) and 3,109 MW of uncontracted capacity available for sale in the merchant generation market, compared with 8,987 MW of contract capacity and 300 MW of uncontracted capacity in 2002. The reduction in contracted generating capacity decreased revenues from Exelon Generation as a percentage of the Illinois Plants' total energy and capacity revenues to 68% in 2003 from 99% in each of 2002 and 2001.

The reduction in contracted capacity resulted in a decrease of capacity revenues of $222 million, partially offset by an increase of $127 million in energy revenues from sales of increased merchant generation. Prices realized from sales of merchant generation were significantly higher than energy prices payable under the power purchase agreements with Exelon Generation. EME expects that capacity prices in the MAIN region will, in the near term, be significantly lower than those payable under the existing agreements with Exelon Generation (due to the generation overcapacity conditions in the MAIN region market), but also expects that merchant energy prices will, in the near term, be higher than those currently received under the existing agreements with Exelon. See "—Market Risk Exposures" for further discussion of forward market prices in the MAIN region.

        A significant factor affecting merchant generators in 2003 was the substantial increase in the price of natural gas, especially when compared with the less volatile cost of other fuels, such as coal. During 2003, natural gas prices at Henry Hub (a major natural gas trading hub) averaged $5.48 per million British Thermal Units, commonly referred to as MMBtu, compared to $3.37 per MMBtu for 2002. Based upon data from NYMEX as of December 26, 2003, the calendar year 2004 forward natural gas price at Henry Hub was $5.45 per MMBtu. Increases in natural gas prices during 2003 resulted in higher wholesale electricity prices (since natural gas is the primary fuel for many generation plants). This increase in natural gas prices was a positive factor for low-cost merchant coal facilities (such as a majority of EME's domestic merchant plants) in markets dominated by gas-fired plants and somewhat positive for such facilities in those markets more dependent on low-cost coal and nuclear facilities. In contrast, for gas-fired merchant generators that sell their power into markets dominated by low-cost coal and nuclear power plants, the increase in natural gas prices adversely affected their results. These conditions adversely affected the Collins Station and small peaking units in Illinois as discussed above.

Expansion of PJM in Illinois

        For the Illinois Plants to achieve their optimal value, it is important that efficient and fair markets exist in the Midwest region. The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison (ComEd), which has made a filing with the Federal Energy Regulatory Commission (FERC) to join the PJM System effective May 1, 2004. Although FERC has indicated its general approval for ComEd and American Electric Power (AEP) to join PJM if certain conditions designed to foster broad regional markets in the Midwest are met, the integration of AEP into PJM has been stalled due to the opposition of the states of Virginia and Kentucky. While EME and Midwest Generation have supported the entry of ComEd and AEP into PJM at the same time, they have nevertheless opposed ComEd's entry into PJM without AEP on numerous grounds, including the importance of the AEP system to the proper functioning of the markets administered by PJM. This issue is currently pending before FERC.

        If the integration of ComEd into PJM standing alone is allowed by the FERC to proceed on May 1, 2004, the Illinois Plants will become subject to PJM's market rules, including those designed to mitigate generation market power, which PJM has indicated may be applied as if the market is limited only to the generation within the ComEd footprint. (By contrast, PJM has stated to the FERC that market mitigation measures will likely not be necessary from and after the integration of AEP into PJM.) EME and Midwest Generation have strongly opposed this limited view of the market with the FERC, and the matter is pending decision in connection with the ComEd/PJM integration filing. If this opposition is unsuccessful, the price for sales of energy from such plants (during the period prior to AEP's integration) not sold pursuant to bilateral agreement could be capped at their marginal operating cost to produce such energy plus ten percent, under the proposed rules of the PJM Market Monitor. See "—Risks Related to the Business—EME is subject to extensive energy industy regulation."

Contracting Strategy

        EME's goal is to reduce the volatility of its earnings and cash flow and, thus, improve the predictability of operating results. To do this, EME plans to implement a layered contracting strategy for forward sales from the Illinois Plants and the Homer City facilities. A layered contracting strategy means that EME's marketing subsidiary, Edison Mission Marketing & Trading, plans to enter into a number of forward contracts diversified by counterparty, contract term and generation product to reduce market risk and enhance the predictability of revenues. Implementation of this strategy is dependent on a number of factors, such as a reduction in the current oversupply of generation, the rate of demand growth, and agreement between counterparties of reasonable credit support undertakings.

Acquisitions and Dispositions of Investments in Energy Plants

Acquisitions

        On March 3, 2003, Contact Energy, EME's 51% owned subsidiary, completed a transaction with NGC Holdings Ltd. to acquire the Taranaki Combined Cycle power station and related interests. The Taranaki station is a 357 MW combined cycle, natural gas-fired plant located near Stratford, New Zealand. Consideration for the Taranaki station consisted of a cash payment of approximately $275 million, which was initially financed with bridge loan facilities. The bridge loan facilities were subsequently repaid with proceeds from Contact Energy's issuance of long-term U.S. dollar denominated notes.

Dispositions

        On December 31, 2003, EME agreed to sell its 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners L.P. to a third party. Completion of the sale, currently expected in the first quarter of 2004, is subject to closing conditions, including obtaining regulatory approval. Proceeds from the sale are expected to be approximately $42 million. EME recorded an impairment charge of $53 million during the fourth quarter of 2003 related to the planned disposition of this investment.

        On December 12, 2003, EME agreed to sell 100% of its stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas, to Medicine Bow Energy Corporation. Following receipt of regulatory approvals and satisfaction of all other closing conditions, EME completed this sale on January 7, 2004. Proceeds from the sale were approximately $100 million. EME expects to record a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

        On December 12, 2003, EME completed the sale of its 40% interest in a development project in Thailand to a third party. Proceeds from the sale were $13 million to be paid in two installments, the first of which, in the amount of $5 million, was received by EME on December 15, 2003. The remaining payment is payable in June 2004.

        On November 21, 2003, Gordonsville Energy Limited Partnership, in which EME owns a 50% interest, completed the sale of the Gordonsville cogeneration facility to Virginia Electric and Power Company. Proceeds from the sale, including distribution of a debt service reserve fund, were $36 million. EME recorded an impairment charge of $6 million during the second quarter of 2003 related to the planned disposition of this investment.

Risks Related to the Business

MEHC depends upon cash flows from EME and tax-allocation payments from Edison International to service its debt.

        MEHC's principal asset is the common stock of EME. In July 2001, MEHC issued $800 million of 13.50% senior secured notes due 2008. Concurrently with the consummation of the offering of its senior secured notes, MEHC borrowed $385 million under a term loan. The senior secured notes and the term loan are secured by a first priority security interest in EME's common stock. Any foreclosure on the pledge of EME's common stock by the holders of the senior secured notes or the lenders under the term loan would result in a change in control of EME. For a discussion of the provisions in EME's formation documents that constrain its ability to pay dividends or distributions to MEHC, see "—EME's Credit Ratings."

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

EME and its subsidiaries have a substantial amount of indebtedness, including short-term indebtedness and long-term lease obligations.

        As of December 31, 2003, consolidated debt of EME was $6.2 billion, including $693 million of debt maturing in December 2004 which is owed by EME's largest subsidiary, Edison Mission Midwest Holdings. EME also has a $145 million credit facility expiring in September 2004. In addition, EME's subsidiaries have $6.7 billion of long-term lease obligations that are due over a period ranging up to 31 years.

        The $693 million of debt of Edison Mission Midwest Holdings maturing in December 2004 will need to be repaid or refinanced. Edison Mission Midwest Holdings is currently not expected to have sufficient cash to repay the $693 million debt due in December 2004, and there is no assurance that it will be able to refinance this debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by MEHC in July 2001, or under the guarantee entered into by Midwest Generation EME in December 2003, or at all. MEHC's independent auditors' audit opinion for the year ended December 31, 2003 contains an explanatory paragraph that indicates the consolidated financial statements are prepared on the basis that MEHC will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance this obligation raises substantial doubt about MEHC's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

        A failure to repay or refinance Edison Mission Midwest Holdings' $693 million of debt as required by its terms would result in an event of default under the Edison Mission Midwest Holdings financing documents. Furthermore, these events would trigger cross-defaults under agreements to which Edison

Mission Midwest Holdings and Midwest Generation are parties, including the Collins, Powerton and Joliet leases. An acceleration of debt and lease payments due under these agreements could result in a substantial claim for termination value under the EME guarantee of the Powerton and Joliet leases and could result in a default under EME's financing arrangements. A default by EME on its financing arrangements or a default by one of its subsidiaries on indebtedness considered under the MEHC financing documents as having recourse to EME is likely to result in a default under the MEHC financing documents. These events could make it necessary for MEHC or EME or both to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

        The substantial amount of consolidated debt and financial obligations presents the risk that EME and its subsidiaries might not have sufficient cash to service their indebtedness or long-term lease obligations and that the existing corporate debt, project debt and lease obligations could limit the ability of EME and its subsidiaries to compete effectively or to operate successfully under adverse economic conditions.

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

        Among the factors that influence future market prices for energy and capacity in the MAIN Region and PJM are:

  •
  prevailing market prices for fuel oil, coal and natural gas, emission credits and associated transportation costs;

  •
  the extent of additional supplies of energy and capacity from current competitors or new market entrants, including the development of new generation facilities;

  •
  transmission congestion in and to the MAIN region and/or PJM;

  •
  the FERC-approved structure of PJM's expansion into the MAIN region and the application of PJM monitoring rules to generation within this structure;

  •
  the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants in the MAIN region and PJM beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in the MAIN region and PJM from time to time; and

  •
  the rate of electricity use as a result of factors such as regional economic conditions and the implementation of conservation programs.

        There is no assurance that EME's merchant energy power plants will be successful in selling power into their markets or that the prices received for such power will generate positive cash flows. If EME's merchant energy power plants are not successful, they may not be able to generate enough cash to service their own debt and lease obligations, which could have a material adverse effect on EME. See "—Market Risk Exposures—Commodity Price Risk."

EME is subject to extensive energy industry regulation.

        EME's operations are subject to extensive regulation by governmental agencies in each of the countries in which operations are conducted. See "Item 1. Business—Regulatory Matters." EME's domestic projects are also subject to federal laws and regulations that govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a power plant, the ownership of a power plant and various aspects related to transmission access. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. EME's international projects are subject to the energy, environmental and other laws and regulations of the foreign jurisdictions in which these projects are located. The degree of regulation varies according to each country and may be materially different from the regulatory regimes in the United States. For more information, see "Item 1. Business—Regulatory Matters."

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

EME is subject to extensive environmental regulation that may involve significant and increasing costs.

        EME's operations are subject to extensive environmental regulation by foreign, federal, state and local authorities. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations and future enforcement proceedings that may be taken by environmental authorities, could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that its business, financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. EME cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants.

        Currently, environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect EME's coal-fired plants. EME has an equity interest in or owns and operates generating plants in a number of countries that have ratified or are expected to ratify the Kyoto Protocol and these nations are actively developing policies and measures to assist them with meeting the individual national emission targets as set out within the Kyoto Protocol. As a result of the United States' opposition to the treaty, the treaty will not come into effect unless it is ratified by Russia. If the treaty comes into effect or if other countries in which EME operates adopt laws and regulations limiting carbon dioxide emissions even in the absence of the treaty, these requirements could adversely affect EME's operations in those nations. Also, coal plant emissions of nitrogen and sulfur oxides, mercury and particulates are potentially subject to increased controls and mitigation expenses. Changing environmental regulations could require EME to purchase additional emissions allowances or make some units uneconomical to maintain or operate. Furthermore, EME's international projects are subject to the environmental laws and regulations of the foreign jurisdictions in which they are located. The degree of regulation varies according to each country and may be materially different from the regulatory regimes in the United States. If EME cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected. See "—Environmental Matters and Regulations."

The ability of EME's largest subsidiary, Edison Mission Midwest Holdings, to make distributions is restricted.

        The credit ratings of Edison Mission Midwest Holdings are below investment grade, thereby restricting its ability to pay dividends to EME. Edison Mission Midwest Holdings is the direct parent of Midwest Generation, which owns or leases the Illinois Plants. EME is the guarantor of the Powerton and Joliet leases and is obligated under intercompany notes to Midwest Generation to make debt service payments. Each intercompany note is a general corporate obligation of EME and payments on it are made from distributions from subsidiaries and other sources of cash received by EME. Accordingly, EME must continue to make payments under the intercompany notes notwithstanding that Edison Mission Midwest Holdings is not permitted to make distributions to EME. If EME were not able to make the loan payments, it would result in a default under the financing documents to which Edison Mission Midwest Holdings is a party and could result in a default under EME's financing arrangements. This could have a material adverse effect on the results of operations and cash flow of MEHC and EME.

EME's credit ratings are below investment grade, which may adversely affect its ability to refinance debt or to provide credit support to subsidiaries.

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

        EME, directly and through a subsidiary, provides credit support to its subsidiaries. The credit support is in the form of cash and letters of credit. Without an investment grade rating, EME's ability to provide credit support to its subsidiaries is limited. If EME were unable to provide adequate credit support, this would reduce the number of counterparties willing to enter into bilateral contracts with EME's subsidiaries, thus requiring EME's subsidiaries to rely on short-term and spot markets instead of bilateral contracts. Furthermore, if forward prices for power increase significantly, EME may not be able to meet margining requirements. Failure to meet a margining requirement would permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract. See "—Liquidity and Capital Resources—EME's Credit Ratings."

A substantial amount of EME's revenues are derived under power purchase agreements with a single customer.

        During 2003, 2002 and 2001, 21%, 41% and 43%, respectively, of EME's consolidated operating revenues were derived under three power purchase agreements between EME's wholly owned subsidiary, Midwest Generation, and Exelon Generation Company, a subsidiary of Exelon Corporation.

Midwest Generation was less dependent on Exelon Generation as a major customer during 2003 due to Exelon Generation's release of capacity from the coal units. In 2004, 2,383 MW of capacity from the coal units and 1,084 MW of capacity from the Collins Station will remain subject to the power purchase agreements. The power purchase agreements terminate at the end of 2004. Exelon Corporation is the holding company of Commonwealth Edison and PECO Energy Company, major utilities located in Illinois and Pennsylvania. If Exelon Generation were to fail, become unable to fulfill, or choose to terminate some of its obligations under these power purchase agreements, Midwest Generation might not be able to find another customer on similar terms for the output of the Illinois Plants. Any material failure by Exelon Generation to make payments to Midwest Generation under these power purchase agreements could result in a shortfall of cash available for Midwest Generation to meet its obligations. A default by Midwest Generation in meeting its obligations could in turn have a material adverse effect on EME. For a further discussion of the power purchase agreements, see "Item 1. Business—Americas—Illinois Plants."

Restrictions in EME's certificate of incorporation, its credit facilities and the MEHC financing documents limit the ability of EME and its subsidiaries to enter into specified transactions that they otherwise may enter into and may significantly impede their ability to refinance their debt.

        The financing documents entered into by MEHC contain financial and investment covenants restricting EME and its subsidiaries. EME's certificate of incorporation binds it to the provisions in MEHC's financing documents by restricting EME's ability to enter into specified transactions and engage in specified business activities without shareholder approval. The instruments governing EME's indebtedness also contain financial and investment covenants. Restrictions contained in these documents could affect, and in some cases significantly limit or prohibit, EME and its subsidiaries' ability to, among other things, incur, refinance, and prepay debt, make capital expenditures, pay dividends and make other distributions, make investments, create liens, sell assets, enter into sale and leaseback transactions, issue equity interests, enter into transactions with affiliates, create restrictions on the ability to pay dividends or make other distributions and engage in mergers and consolidations. These restrictions may significantly impede the ability of EME and its subsidiaries, including Edison Mission Midwest Holdings, to take advantage of business opportunities as they arise, to grow their business and compete effectively, or to develop and implement any refinancing plans in respect of their indebtedness. See "—EME and its subsidiaries have a substantial amount of indebtedness, including short-term indebtedness and long-term lease obligations," for further discussion.

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

Critical Accounting Policies and Estimates

Introduction

        The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates and they have a material impact on EME's results of operations and financial position.

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

        Management's judgment is required to determine if a transaction meets the definition of a derivative and, if yes, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. The majority of EME's power sales and fuel supply agreements related to its generation activities either: (1) do not meet the definition of a derivative as they are not readily convertible to cash, or (2) qualify as normal purchases and sales and are, therefore, recorded on an accrual basis.

        Derivative financial instruments used for trading purposes includes forwards, futures, options, swaps and other financial instruments with third parties. EME records at fair value derivative financial instruments used for trading. The majority of EME's derivative financial instruments with a short-term duration (less than one year) are valued using quoted market prices. In the absence of quoted market prices, derivative financial instruments are valued considering time value of money, volatility of the underlying commodity, and other factors as determined by EME. Resulting gains and losses are recognized in net gains (losses) from price risk management and energy trading in the accompanying consolidated income statements in the period of change. Assets from price risk management and energy trading activities include the fair value of open financial positions related to derivative financial instruments recorded at fair value, including cash flow hedges, that are "in-the-money" and the present value of net amounts receivable from structured transactions. Liabilities from price risk management and energy trading activities include the fair value of open financial positions related to derivative financial instruments, including cash flow hedges, that are "out-of-the-money" and the present value of net amounts payable from structured transactions.

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

Long-Lived Assets

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

        During the second quarter of 2003, EME assessed the impairment of its Illinois Plants. EME has grouped the Illinois Plants into two asset groups: coal-fired power plants and the small peaker plants. Management judgment was required to make this assessment based on the lowest level of cash flow that was viewed by management as largely independent of each other. The expected future undiscounted cash flow from EME's merchant power plants is a critical accounting estimate because: (1) estimating future prices of energy and capacity in wholesale energy markets is susceptible to significant change, and (2) the forecast is over an extended time period due to the estimated useful life (15 to 33.75 years) of power plants, and (3) the impact of an impairment on EME's consolidated financial position and results of operations would be material. The expected undiscounted future cash flow from the small peaker plants did not exceed the carrying value of that asset group. The book value of these assets was written down from $286 million to an estimated fair market value of $41 million. The estimated fair market value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate. The impairment charge relating to the peaking plants resulted from a revised long-term outlook for capacity revenues from the peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market.

        In addition to the asset impairment charge related to the small peaking plants in 2003, EME's indirect subsidiary, Midwest Generation, also reported an impairment charge of $475 million, after tax, related to the 2,698 MW gas-fired Collins Station in its second quarter report on Form 10-Q. The impairment charge resulted from a write-down of the book value of the Collins Station capitalized assets from $858 million to an estimated fair market value of $78 million. The impairment charge by Midwest Generation is not reflected in the operating results of EME because the lease related to the Collins Station is treated in EME's financial statements as an operating lease and not as an asset and, therefore, is not subject to impairment for accounting purposes. See "—Liquidity and Capital Resources—EME Recourse Debt to Recourse Capital Ratio."

        During the fourth quarter of 2002, an impairment charge of $92 million ($77 million after tax) was recorded by EME's subsidiary holding the Lakeland power plant due to the change in financial condition of TXU Europe and its subsidiaries, one of which was counterparty to a long-term power purchase agreement (considered an indicator of impairment under SFAS No. 144). Management's judgment was required to determine the asset group, which was determined as the power plant and claim under the power purchase agreement. Furthermore, a management estimate was required to determine the fair value of the asset group as the expected undiscounted future cash flow was less than the carrying value of the asset. See "—Consolidated Operating Results—Discontinued Operations," for further discussion.

        EME also would record an impairment charge if a decision is made to dispose of an asset and the fair value is less than EME's book value. SFAS No. 144 requires the following criteria to be met to classify an asset held for sale:

  1.
  management approves the action and commits to a plan to sell an asset. This is generally evidenced by the signing of an asset sales agreement or board of directors approval;

  2.
  the long-lived asset (asset group) is generally deemed to be available for immediate sale and EME's conditions for sale is subject only to the terms and conditions customary for sale of such assets;

  3.
  management has actively engaged in a program to locate a buyer and has initiated other such actions required to complete the plan to sell the asset;

  4.
  the sale is probable and the transfer of the asset is expected to be completed within one year;

  5.
  the asset is being marketed at a price that is believed to be reasonable in relation to fair value;

  6.
  management believes that it is unlikely that significant changes to the plan that asset will be made or that the plan will be withdrawn.

        EME has engaged investment bankers to market for sale its international project portfolio which commenced during the first quarter of 2004. Completion of the sale of all or part of EME's international project portfolio is contingent on receiving acceptable offers in terms of both price and terms and conditions related to risk factors. Due to the uncertainty regarding completion of the sale of all or part of the international project portfolio through the current offering process, management has concluded that it has not met all of the requirements listed above at December 31, 2003. EME's book value of its international project portfolio was approximately $2.2 billion at December 31, 2003. There is no assurance that EME will be able to sell these assets at or above book value.

        During 2003, EME met the asset held for sale criteria of SFAS No. 144 regarding its investment in the Gordonsville and Brooklyn Navy projects and recorded an impairment based on the net proceeds expected from the sale of $6 million and $53 million, respectively.

        EME operates several power plants under leases as described below under "Off-Balance Sheet Financing." Under generally accepted accounting principles as currently interpreted, EME is not required to record a loss if future cash flows from use of an asset under lease are less than the expected minimum lease payments. This accounting issue has been discussed in EITF No. 99-14,

"Recognition by a Purchaser of Losses on Firmly Committed Executory Contracts," without reaching a consensus. Future minimum lease payments on the Collins Station are estimated to be $1.3 billion. As a result, if the accounting guidance in this area were to change, EME could be required to record a loss on this lease, depending on an assessment of future expected cash flow at the time such guidance was changed.

Idle Facilities

        Due to lower wholesale prices for energy during 2002 and 2003 (see "—Market Risk Exposures—Commodity Price Risk"), EME has suspended operations of four units at the Illinois Plants (Units 1 and 2 at Will County and Units 4 and 5 at the Collins Station). EME continues to record depreciation on such assets during the period that EME has suspended operations. Accounting for these units as idle facilities requires management's judgment that these units will return to service. EME has continued the maintenance of these units in order to return them to service when market conditions improve on a sustained basis and future environmental uncertainties are resolved. If market conditions do not improve on a sustained basis, environmental uncertainties are not resolved or are resolved unfavorably, or if a decision is made not to return them to service due to other factors, EME could sell or decommission one or more of these units. Such a decision could result in a loss on sale or a write-down of the carrying value of these assets.

Goodwill

        EME follows Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS No. 142). EME evaluates goodwill whenever indicators of impairment exist, but at least annually on October 1 of each year. EME's goodwill is primarily related to the acquisitions of Contact Energy and First Hydro. EME determined through a fair value analysis conducted by third parties that the fair value of the Contact Energy and First Hydro reporting units was in excess of book value. Accordingly, no impairment of the goodwill related to these reporting units was recorded upon adoption of this standard.

        Determining the fair value of the reporting unit under SFAS No. 142 is a critical accounting estimate because: (1) it is susceptible to change from period to period since it requires assumptions regarding future revenues and costs of operations and discount rates over an indefinite life, and (2) the impact of recognizing an impairment on EME's consolidated financial position and results of operations would be material. EME has engaged third parties to conduct appraisals of the fair value of the major reporting units with goodwill on October 1, 2003 (the annual impairment testing date). The fair value of the First Hydro and Contact Energy reporting units set forth in these appraisals exceeded the carrying value.

Off-Balance Sheet Financing

        EME has entered into sale-leaseback transactions related to the Collins, Powerton and Joliet plants in Illinois and the Homer City facilities in Pennsylvania. See "—Contractual Obligations, Commitments and Contingencies—Operating Lease Obligations." Each of these transactions was completed and accounted for by EME as an operating lease in its consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 98 "Sale-Leaseback Transactions Involving Real Estate" (SFAS No. 98), which requires, among other things, that all of the risk and rewards of ownership of assets be transferred to a new owner without continuing involvement in the assets by the former owner other than as normal for a lessee. Completion of sale-leaseback transactions of these power plants is a complex matter involving management judgment to determine compliance with the provision SFAS No. 98, including the transfer of all of the risk and rewards of ownership of the power plants to the new owner without EME's continuing involvement other than as normal for a lessee. These transactions were entered into to provide a source of capital either to fund the original acquisition of the assets or to repay indebtedness previously incurred for the acquisition. Each of these leases uses special purpose entities.

        Based on existing accounting guidance, EME does not record these lease obligations in its consolidated balance sheet. If these transactions were required to be consolidated as a result of future changes in accounting guidance, it would: (1) increase property, plant and equipment and long-term obligations in the consolidated financial position, and (2) impact the pattern of expense recognition related to these obligations as EME would likely change from its current straight-line recognition of rental expense to an annual recognition of the straight-line depreciation on the leased assets as well as the interest component of the financings which is weighted more heavily toward the early years of the obligations. The difference in expense recognition would not affect EME's cash flows under these transactions. See "—Liquidity and Capital Resources—Off-Balance Sheet Transactions—Sale-Leaseback Transactions." Also see "—Liquidity and Capital Resources—Agreement in Principle to Terminate the Collins Station Lease."

Income Taxes

        SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. EME uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See Note 14 to the "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements" for additional details.

        As part of the process of preparing its consolidated financial statements, EME is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within EME's consolidated balance sheet. EME does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings either are reinvested indefinitely or would not be subject to additional taxes if repatriated. At December 31, 2003, EME reviewed the undistributed earnings of its international subsidiaries and concluded:

  •
  Its international holding company, MEC International B.V., had negative retained earnings under U.S. generally accepted accounting principles and negative accumulated earnings and profits for federal income tax purposes.

  •
  Distributions of lower tier international subsidiaries to MEC International B.V. are either not taxable or could be distributed without additional income taxes.

  •
  MEC International B.V had outstanding indebtedness to domestic subsidiaries of EME totaling $445 million at December 31, 2003 which could be repaid without incurring additional income taxes.

        For additional information regarding EME's accounting policies, see "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Consolidated Operating Results

Net Income Summary

        Net income is comprised of the following components:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
MEHC (parent company):
Loss from continuing operations	$(99)	$(93)	$(49)
EME and its Consolidated Subsidiaries:
Income from continuing operations	$28	$96	$83
Income (loss) from discontinued operations	1	(57)	(1,219)
Cumulative changes in accounting	(9)	(14)	15

Net income (loss)	$(79)	$(68)	$(1,170)

        MEHC's (parent company's) loss from continuing operations in 2003 was $99 million compared to $93 million in 2002 and $49 million in 2001. The 2003 increase in loss from continuing operations was primarily due to lower interest income and higher consulting fees in 2003. The 2002 increase in loss from continuing operations from 2001 was due to a full year of interest expense in 2002 compared to a half year of interest expense in 2001, related to MEHC's $800 million senior secured notes and borrowings of $385 million under a term loan, both entered into on July 2, 2001.

        EME's income from continuing operations in 2003 was $28 million compared to $96 million in 2002 and $83 million in 2001. The 2003 decrease in income from continuing operations was primarily due to asset impairment charges of $182 million, after tax, described below, reduction in revenue from EME's Illinois Plants, lower earnings from EME's First Hydro plant, and lower state tax benefits than in 2002. Partially offsetting these items were net charges and credits in 2002 totaling $50 million, after tax, described below, higher U.S. energy prices, the start of operations at Phase 2 of the Sunrise project in June 2003, and increased earnings from Contact Energy and the Paiton project.

        The $182 million after-tax impairment charges included a $150 million, after tax, loss related to eight small peaking plants in Illinois recorded in the second quarter of 2003, and a $32 million, after tax, loss from the write-down of EME's investment in the Brooklyn Navy Yard project due to its planned disposition recorded in the fourth quarter of 2003. The impairment charge relating to the peaking plants resulted from a revised long-term outlook for capacity revenues. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market. Since capacity value represents a key revenue component for these small peaking plants, the revised outlook resulted in a write-down of the book value of these assets to their estimated fair market value.

        The 2002 increase in income from continuing operations from 2001 was primarily due to improved operating results at EME's Illinois Plants and the Loy Yang B plants, income from the Paiton project in Indonesia, and lower state income taxes, partially offset by lower West Coast energy prices, unplanned outages at the Homer City facilities, 2001 gains related to gas swaps from EME's oil and gas activities and net charges and credits during 2002 totaling $36 million, after tax. These after-tax charges and credits include a $52 million after-tax write-off of capitalized costs related to the termination of equipment purchase contracts and the write-off of capitalized costs associated with the suspension of the SCR major capital improvements project at the Powerton Station, and a $27 million after-tax loss from a settlement agreement that terminated the obligation to build additional generation in Chicago, partially offset by a gain of $43 million, after tax, from the settlement of a postretirement employee benefit liability.

        EME's income from discontinued operations in 2003 was $1 million compared to loss from discontinued operations of $57 million in 2002 and $1.2 billion in 2001. The 2002 loss from discontinued operations primarily represents an after-tax asset impairment charge of $77 million related to the Lakeland project in the United Kingdom. The 2001 loss includes an after-tax asset impairment charge of $1.2 billion related to the Ferrybridge and Fiddler's Ferry project in the United Kingdom.

        EME's 2003 loss from a change in accounting principle results from the adoption of a new accounting standard for asset retirement obligations. EME's 2002 loss from a change in accounting principle results from the adoption of a new accounting standard for goodwill. EME's 2001 gain from a change in accounting principle results from the adoption of an accounting standard as amended and interpreted on derivative instruments. See "—Cumulative Effect of Change in Accounting Principle" for further discussion of these changes in accounting.

Operating Revenues

        Operating revenues increased 16% in 2003 from 2002, and increased 11% in 2002 from 2001. Operating revenues in 2003 increased from 2002 primarily due to increased electric revenues from Contact Energy primarily due to higher wholesale electricity prices, higher generation, and an increase in the value of the New Zealand dollar compared to the U.S. dollar. In addition, operating revenues increased in 2003 due to increased electric revenues from the Homer City facilities due to increased generation and higher energy prices. Partially offsetting these increases were lower capacity revenues from the Illinois Plants due to a reduction in megawatts under contract with Exelon Generation in 2003.

        Operating revenues in 2002 increased from 2001 primarily due to consolidating Contact Energy operating revenue for a full year in 2002 as compared to a partial year in 2001 (EME's ownership interest increased to 51%, effective June 1, 2001), increased revenues from the Illinois Plants and the First Hydro plant, partially offset by decreased revenues from Homer City.

        Net gains (losses) from price risk management and energy trading activities are comprised of:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Price risk management	$4	$(15)	$26
Energy trading	40	42	10

Net gains	$44	$27	$36

        Net gains and (losses) from price risk management activities result from recording derivatives at fair value under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Included in net gains (losses) from price risk management were:

  •
  $11 million in 2003 and $(2) million in 2002 related to the ineffective portion of Homer City forward electricity contracts, which are derivatives that qualify as cash flow hedges under SFAS No. 133, effective April 1, 2002.

  •
  $4 million in 2003, $(400) thousand in 2002 and $(3) million in 2001 related to the change in the market value of electricity and financial contracts entered into by Contact Energy.

  •
  $(10) million in 2003, $(9) million in 2002 and $3 million in 2001 related to the change in market value of commodity contracts entered into by the First Hydro plant for the purchase and sale of electricity that is recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement, effective July 1, 2001.

  •
  $(1) million in 2002 and $(21) million in 2001 related to hedging EME's anticipated fuel purchases at the Illinois Plants that did not qualify for hedge accounting under SFAS No. 133.

  •
  $(1) million in 2002 and $45 million in 2001 related to hedging a portion of EME's gas price risk related to its share of gas production in Four Star, an oil and gas company in which EME has a minority interest and which is accounted for under the equity method. Although EME believes that these financial instruments hedge its gas price risk, hedge accounting is not permitted for transactions or investments accounted for on the equity method, and thus EME is required to record changes in fair value of these positions through the income statement.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $13 million, $(2) million and $(1) million in 2003, 2002 and 2001, respectively, representing the amount of the ineffective portion of the cash flow hedges. The ineffective gain during 2003 from Homer City was primarily attributable to decreases in the difference between energy prices at PJM West Hub (where EME's subsidiary enters into forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, Homer City recognized ineffective gains related to forward contracts that expired during 2003. See "—Market Risk Exposures—Americas" for more information regarding forward market prices.

        The 2003 net gains from energy trading activities were primarily the result of net gains from transmission congestion contracts and other power contracts in markets where EME has power plants. The increase in net gains from energy trading activities in 2002 from 2001 was primarily due to the completion of the restructuring of the power sales agreement described below and as a result of realized gains from transmission congestion contracts. As part of the restructuring transaction, an EME subsidiary purchased the power sales agreement held by a third party, modified its terms and conditions, and entered into a long-term power supply agreement with another party. Although the sale and purchase of power arising from these contracts will occur over their term, net gains of $22 million were recorded in 2002 attributable to the fair value of the contracts (generally referred to as mark-to-market accounting).

        EME's third quarter electric revenues are generally materially higher than revenues related to other quarters of the year because warmer weather during the summer months results in higher electric revenues being generated from the Homer City facilities and the Illinois Plants. By contrast, the First Hydro plants generally have higher electric revenues during their winter months.

Operating Expenses

        Fuel costs increased 17% in 2003 from 2002, and increased 16% in 2002 from 2001. The 2003 increase was primarily due to increased generation from the Homer City facilities and increased fuel costs from Contact Energy primarily due to higher gas prices and an increase in the value of the New Zealand dollar compared to the U.S. dollar. The 2003 increase in Homer City generation was primarily the result of outages experienced during the first two quarters of 2002. Fuel costs in 2002 increased from 2001 primarily due to consolidating Contact Energy fuel costs for a full year in 2002 as compared to a partial year in 2001 (EME's ownership interest increased to 51%, effective June 1, 2001), increased pumping power costs from the First Hydro plant and increased fuel costs from the Illinois Plants, partially offset by decreased fuel costs from Homer City.

        Plant operations and transmission costs increased $147 million in 2003 from 2002, and increased $58 million in 2002 from 2001. Transmission costs were $267 million in 2003, $187 million in 2002 and $100 million in 2001. The 2003 increase in transmission costs was primarily due to higher retail sales generated by Contact Energy and an increase in the value of the New Zealand dollar compared to the U.S. dollar. The 2002 increase in transmission costs was primarily due to consolidating Contact Energy, effective June 1, 2001.

        Plant operating leases increased $73 million in 2002 from 2001. The 2002 increase was due to the sale-leaseback transaction for the Homer City facilities. There were no comparable lease costs for the Homer City facilities through the period ended December 2001. See "—Off-Balance Sheet Transactions—Sale-Leaseback Transactions," for discussion of the financial impact of sale-leaseback transactions.

        Depreciation and amortization expense increased $43 million in 2003 from 2002, and decreased $16 million in 2002 from 2001. The 2003 increase was primarily due to higher depreciation expense from Contact Energy associated with the Taranaki Station acquisition. Also contributing to the 2003 increase was additional depreciation expense resulting from the termination of the Midwest Generation equipment lease in August 2002. The 2002 decrease was primarily due to lower depreciation expense from Homer City related to the sale-leaseback transaction from Homer City in December 2001.

        The settlement of postretirement employee benefit liability in 2002 relates to a retirement health care and other benefits plan for union-represented employees at the Illinois Plants that expired on June 15, 2002. In October 2002, Midwest Generation reached an agreement with its union-represented employees on new benefits plans, which extend from January 1, 2003 through June 15, 2006. Midwest Generation continued to provide benefits at the same level as those in the expired agreement until December 31, 2002. The accounting for postretirement benefits liabilities has been determined on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A substantive plan means that Midwest Generation assumed, for accounting purposes, that it would provide for postretirement health care benefits to union-represented employees following conclusion of negotiations to replace the current benefits agreement, even though Midwest Generation had no legal obligation to do so. Under the new agreement, postretirement health care benefits will not be provided. Accordingly, Midwest Generation treated this as a plan termination under SFAS No. 106 and recorded a pre-tax gain of $71 million during the fourth quarter of 2002.

        Asset impairment and other charges were $304 million in 2003, $131 million in 2002 and $59 million in 2001. Asset impairment charges in 2003 consisted of $245 million related to the impairment of eight small peaking plants owned by EME's wholly owned subsidiary, Midwest Generation, in Illinois, $53 million to write-down the estimated net proceeds from the planned sale of the Brooklyn Navy Yard project, and $6 million related to the write-down of EME's investment in the Gordonsville project due to its planned disposition (refer to "—Dispositions" for further discussion). The impairment charge relating to the peaking plants resulted from a revised long-term outlook for capacity revenues from the peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market. See "—Market Risk Exposures—Illinois Plants." The book value of these assets was written down from $286 million to an estimated fair market value of $41 million. The estimated fair market value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

        Asset impairment and other charges in 2002 consisted of $61 million related to the write-off of capitalized costs associated with the termination of equipment purchase contracts with Siemens Westinghouse, $45 million from a settlement agreement that terminated the obligation to build additional generation in Chicago, and $25 million related to the write-off of capitalized costs associated with the suspension of the Powerton Station SCR major capital environmental improvements project at the Illinois Plants. Asset impairment and other charges in 2001 consisted of $34 million to write-down the estimated net proceeds from the planned sale of the Commonwealth Atlantic, Gordonsville, Harbor and James River projects and $25 million related to a loss on the termination of a portion of EME's Master Turbine Lease.

        Administrative and general expenses increased $6 million in 2003 from 2002, and decreased $11 million in 2002 from 2001. The 2003 increase was primarily due to debt restructuring costs of $16 million recorded in 2003, mostly offset by charges for severance and other related costs of $13 million recorded in 2002. The 2002 decrease was primarily due to lower business development costs and lower long-term incentive compensation expense recorded in 2002.

Other Income (Expense)

        Equity in income from unconsolidated affiliates increased 30% in 2003 from 2002, and decreased 24% in 2002 from 2001. The 2003 increase was primarily due to an increase in EME's share of income from the Big 4 projects, Four Star Oil & Gas and the Sunrise project. The 2002 decrease was primarily due to a decrease in EME's share of income from the Big 4 projects and Four Star Oil & Gas, partially offset by an increase in EME's share of income from the Paiton Energy and ISAB projects. EME's third quarter equity in income from its domestic energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's domestic energy projects, located on the West Coast, have power sales contracts that provide for higher payments during the summer months.

        Interest and other income decreased $16 million in 2003 from 2002, and decreased $14 million in 2002 from 2001. The 2003 and 2002 decreases were primarily due to lower interest income and higher foreign exchange losses from EME's intercompany loans.

        Gains on sale of assets were $13 million, $5 million and $41 million in 2003, 2002 and 2001, respectively. The gain on sale of assets in 2003 and 2002 represents the sale of development projects in Thailand and the United Kingdom during December 2003 and December 2002, respectively. Proceeds from the sales were $13 million and $6 million, respectively. Gains on sale of assets for 2001 included:

Project	Gross Proceeds	Partnership Interest Sold	Date
Nevada Sun-Peak	$11	50%	December 5, 2001
Saguaro	67	50	September 20, 2001
Hopewell	27	25	June 29, 2001

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

        Interest expense increased $46 million in 2003 from 2002, and decreased $13 million in 2002 from 2001. The 2003 increase was due to a combination of the following:

  •
  higher interest costs at the Illinois Plants due to a downgrade of the credit rating of Edison Mission Midwest Holdings. See "—Liquidity and Capital Resources—Credit Ratings;"

  •
  higher levels of borrowings at Contact Energy related to the Taranaki Station acquisition; and

  •
  change in classification of dividend payments on preferred securities to interest expense from dividends on preferred securities, commencing July 1, 2003. See "—New Accounting Standards—Statement of Financial Accounting Standards No. 150."

        The 2002 decrease in interest expense was due to a combination of the following:

  •
  a reduction of $830 million in bonds assumed by the lessor in the sale-leaseback transaction of the Homer City facilities in December 2001 and a reduction of $350 million in EME's corporate debt from the proceeds of such transaction; and

  •
  lower borrowings by EME combined with lower interest rates on variable rate debt generally tied to LIBOR, partially offset by higher interest costs as a result of EME's and Edison Mission Midwest Holdings' credit downgrades.

        Partially offset by:

  •
  full year of interest expense related to MEHC's $800 million senior secured notes and borrowings of $385 million under a term loan, both entered into on July 2, 2001. MEHC had no comparable interest expense for the first six months of 2001.

Income Taxes

        MEHC had effective tax provision (benefit) rates of (73)% in 2003, (200)% in 2002 and 54% in 2001. The change in the effective income tax benefit rate in 2003 from 2002 is due to income tax benefits related to EME's impairment charges. During the second quarter of 2003, EME recorded a tax benefit of $98 million relating to the impairment of the small peaking plants in Illinois and its Gordonsville project. The Turkish corporate tax rate decreased from 33% to 30%, retroactive to January 1, 2003, as a result of legislation passed in April 2003. In accordance with SFAS No. 109, "Accounting for Income Taxes," the reductions in the Turkish income tax rates resulted in an increase in income tax expense of approximately $4 million during the second quarter of 2003 due to a reduction in deferred tax assets.

        The lower effective income tax rate in 2002 from 2001 is due to additional state tax benefits recorded by EME, net of federal income taxes, of $32 million resulting from changes in estimates of the 2001 and 2002 tax-allocation calculation completed by Edison International. Under the tax-allocation agreement, EME's current state tax benefit is generally determined by using Edison International's combined state tax liability and calculating the difference between including and excluding EME's taxable income or losses and state apportionment factors. During the third quarter of 2002, Edison International substantially completed preparation of its 2001 combined state income tax returns and changed its 2002 estimated state income tax projection. EME expects that approximately $9 million of this benefit will not be paid until 2005.

Minority Interest

        Minority interest expense increased $12 million in 2003 from 2002, and increased $5 million in 2002 from 2001. Minority interest primarily relates to 49% ownership of Contact Energy by the public in New Zealand.

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

        EME ceased to consolidate the activities of Lakeland Power Ltd. once the administrative receiver had been appointed. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. To the extent that Lakeland Power Ltd. receives payment under its claim, such amounts will first be used to repay amounts due to creditors with any residual amount distributed to EME's subsidiary that owns the outstanding shares of Lakeland Power Ltd. There is no assurance that there will be any cash available to distribute from the ultimate resolution of this claim. See "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Discontinued Operations."

        During the year ended December 31, 2003, EME recorded losses of $2 million from discontinued operations related to administrative expenses incurred as part of the close-out activities relating to the Lakeland project. In the fourth quarter of 2002, EME recorded an impairment charge of $92 million ($77 million after tax) and a provision for bad debts of $1 million, after tax, arising from the write-down of the Lakeland power plant and related claims under the power sales agreement (an asset group under SFAS No. 144) to their fair market value.

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

        During 2003, EME recorded gains of $3 million from discontinued operations primarily related to an insurance recovery from claims filed prior to the sale of the power plants, partially offset by losses related to taxes. During 2002, EME recorded a loss of $2 million from discontinued operations primarily due to a $7 million loss on settlement of the pension plan related to previous employees of the Ferrybridge and Fiddler's Ferry project, partially offset by an insurance recovery from claims filed prior to the sale of the power plants. The loss on settlement of the pension plan arose from the election by former employees in March 2002 to transfer to American Electric Power's new pension plan and the subsequent transfer of pension assets and liabilities in December 2002 in accordance with the terms of the sale agreement.

        Net proceeds from the sales of £643 million were used to repay borrowings outstanding under the existing debt facility related to the acquisition of the power plants. The early repayment of the projects' existing debt facility of £682 million at December 21, 2001 resulted in a loss of $28 million, after tax, attributable to the write-off of unamortized debt issue costs.

        Effective January 1, 2001, EME recorded a $6 million, after tax, increase to income (loss) from discontinued operations, as the cumulative effect of change in accounting for derivatives. The majority of EME's activities related to the Ferrybridge and Fiddler's Ferry power plants did not qualify for either the normal purchases and sales exception or as cash flow hedges under SFAS No. 133. EME could not conclude that the timing of generation from these power plants met the probable requirement for a specific forecasted transaction under SFAS No. 133. Accordingly, the majority of Ferrybridge and Fiddler's Ferry's energy contracts were recorded at fair value with subsequent changes in fair value being recorded through the income statement.

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

Statement of Financial Accounting Standards No. 133

        Effective January 1, 2001, EME adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value unless they meet an exception. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

        On January 1, 2001, EME recorded a $250 thousand, after tax, increase to net income and a $230 million, after tax, decrease to other comprehensive income as the cumulative effect of the adoption of SFAS No. 133. Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C15 modified the normal sales and purchases exception to include electricity contracts which include terms that require physical delivery by the seller in quantities that are expected to be sold in the normal course of business. This modification had two significant impacts:

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

  •
  For the period between January 1, 2001 and June 30, 2001, EME applied the normal sales and purchases exception for long-term commodity contracts that included both selling and purchasing electricity by its First Hydro plant. However, the criteria applicable to the buyer of power outlined under Statement No. 133 Implementation Issue Number C15 precluded the contracts from qualifying under the normal sales and purchases exception as of July 1, 2001 because First Hydro is not contractually obligated to maintain sufficient capacity to meet electricity needs of a customer. Accordingly, EME recorded a $15 million, after tax, increase to net income as the cumulative effect of change in accounting for derivatives in the consolidated income statement as of July 1, 2001. All subsequent changes in the fair value of these contracts were reflected in net gains (losses) from price risk management in EME's consolidated income statement.

Regional Operating Results

Overview

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

        MEHC uses the word "earnings" or "losses" in this section to describe EME's income or loss from continuing operations before income taxes and minority interest.

Americas

General

        The following section provides a summary of the Americas Region's operating results for the three years ended December 31, 2003 together with discussions of significant factors contributing to these results.

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Illinois Plants	$1,055	$1,150	$1,090
Homer City	521	389	494
Other	29	25	33

	$1,605	$1,564	$1,617

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Illinois Plants	(112)	232	103
Homer City	137	37	126
Charges related to cancellation of turbine orders/leases	—	(61)	(25)
Other	36	39	29
Unconsolidated affiliates
Big 4 projects	135	94	206
Four Star Oil & Gas(1)	43	20	86
Sunrise	35	16	14
March Point	10	18	8
Asset impairment charges	(59)	—	(34)
Other	5	28	90
Regional overhead	(44)	(44)	(46)

	$186	$379	$557

(1)
On January 7, 2004, EME sold 100% of the stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas. See "—Dispositions."

Illinois Plants

	Years Ended December 31,
	2003		2002		2001
Statistics — Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	13,949		26,879		26,231
Merchant	13,561		695		396

Total coal-fired generation	27,510		27,574		26,627

Equivalent Availability(1)	82.7	%(3)	84.8	%(4)	82.9	%(4)
Forced outage rate(2)	7.7%		6.5%		9.5%
Average realized energy price/MWhr:
Power purchase agreement	$18.08		$16.78		$15.87
Merchant	$26.57		$20.96		$28.96

Total coal-fired generation	$22.27		$16.89		$16.06

Capacity revenues (in millions)	$380		$601		$582

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability captures the impact of the unit's inability to achieve full load, referred to as a derating, as well as outages which result in a complete unit shut down. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
Midwest Generation generally refers to unplanned maintenance as a forced outage.

(3)
In 2003, equivalent availability was reported on an operating basis as certain units became merchant.

(4)
In 2002 and 2001, all units were under contract and equivalent availabilities shown are as calculated under the contract. Certain forced outages are considered non-curtailing or "excused" under the power purchase agreement if they occur during low demand periods. As such, these equivalent availabilities can be 1% to 4% higher than the actual equivalent availabilities calculated under an operating basis.

        Operating revenues from the Illinois Plants decreased $95 million in 2003 compared to 2002, and increased $60 million in 2002 compared to 2001. The 2003 decrease was primarily due to lower capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation, partially offset by an increase in energy revenue due to the shift to merchant generation. The merchant generation currently earns minimal capacity revenues but higher energy revenues due to higher average realized energy prices as compared to the energy prices set forth in the power purchase agreements with Exelon Generation. The increase in operating revenues in 2002 compared to 2001 is primarily due to scheduled price increases in the power purchase agreements along with improved availability and higher generation.

        Earnings from the Illinois Plants decreased $344 million in 2003 from 2002, and increased $129 million in 2002 from 2001. Discrete items affecting the earnings of the Illinois Plants include:

  •
  $245 million during the second quarter of 2003 related to impairment of small peaking plants in Illinois. See "—Consolidated Operating Results—Operating Expenses."

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

        Earnings from the Illinois Plants, excluding the above discrete items, for 2003, declined from 2002 primarily due to lower revenues as described above. Earnings from the Illinois Plants for 2002 improved over 2001 due to the following factors:

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

        During 2003, Midwest Generation had one unit at the Collins Station available for sale into the wholesale power market. Due to the substantial increase in natural gas prices in 2003, the marginal cost of generation generally exceeded the spot price for energy. As a result, merchant sales from the Collins Station were minimal during 2003. See "—Liquidity and Capital Resources—Agreement in Principle to Terminate the Collins Station Lease."

        The earnings of the Illinois Plants included interest income related to loans to EME of $113 million in 2003, $119 million in 2002 and $130 million in 2001. In August 2000, Midwest Generation, which owns and leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes. See "—Critical Accounting Policies and Estimates—Off-Balance Sheet Financing" for further discussion of these leases.

        Losses from price risk management activities were $3 million in 2003, $1 million in 2002 and $21 million in 2001. The 2003 losses primarily reflect a mark-to-market adjustment of an embedded derivative Midwest Generation has to purchase energy from Calumet Energy Team LLC. Also included in the 2003 losses is the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The 2002 and 2001 losses represent the change in market value of futures contracts with respect to a portion of anticipated fuel purchases that did not qualify as cash flow hedges under SFAS No. 133.

Homer City

	Years Ended December 31,
	2003	2002	2001
Statistics
Generation (in GWhr)	14,403	12,111	12,922
Availability(1)	88.7%	76.8%	87.4%
Forced outage rate(2)	5.1%	16.0%	4.5%
Average realized energy price/MWhr	$34.02	$28.70	$33.07
Capacity revenues (in millions)	$30	$41	$67

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
Homer City generally refers to unplanned maintenance as a forced outage.

        Operating revenues from Homer City increased $132 million in 2003 from 2002, and decreased $105 million in 2002 from 2001. The 2003 increase was due to increased generation and higher energy prices. The increase in generation primarily resulted from an unplanned outage on Unit 3 and extended outages on Units 1 and 2 during the first half of 2002. On February 10, 2002, Homer City experienced a major unplanned outage due to a collapse of the SCR ductwork of one of the units, known as Unit 3. The unit was restored to operation on April 4, 2002 and operated with the SCR bypassed until June 19, 2003, when it was returned to service. As a result of the Unit 3 ductwork collapse, EME reviewed the similar structures on Units 1 and 2 and determined that as a precaution it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units, which had been scheduled to end on June 2, 2002. Unit 1 returned to service on June 28, 2002 and Unit 2 returned to service on June 26, 2002. The 2002 decrease primarily resulted from lower electric revenues from the Homer City facilities due to decreased generation from the unplanned outages described above and lower energy and capacity prices.

        Earnings from Homer City increased $100 million in 2003 compared to 2002 and decreased $89 million in 2002 compared to 2001. The 2003 increase in earnings is due to increased generation and higher energy prices. See "—Market Risk Exposures—Homer City Facilities." The 2002 decrease in earnings is due to the outages described above and lower wholesale energy and capacity prices. In addition, 2002 earnings reflect the treatment of the Homer City facilities as an operating lease in 2002 compared to ownership of the plant with debt financing in 2001. The operating lease treatment in 2002 resulted from the sale-leaseback of Homer City completed in December 2001. See —Off-Balance Sheet Transactions—Sale-Leaseback Transactions" for discussion of the financial impact of sale-leaseback transactions.

        Gains (losses) from price risk management activities were $11 million in 2003 and $(2) million in 2002. The gains (losses) primarily represent the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. See "—Consolidated Operating Results—Operating Revenues" for further discussion. No comparable amount was recorded for 2001.

Charges Related to Cancellation of Turbine Orders/Leases

        In December 2000, EME entered into a master lease and related agreements which together initially provided for the construction of new projects using a total of nine turbines on order from Siemens Westinghouse. Due to unfavorable market conditions, EME decided to terminate its obligation to cause the completion of three of the four projects and recorded a loss of $25 million during the year ended December 31, 2001. In September 2002, EME notified Siemens Westinghouse of its election to terminate all of the equipment purchase contracts for nine turbines effective October 25, 2002, in light of lower wholesale energy prices during 2002. Accordingly, EME recorded approximately $61 million to write-off capitalized costs associated with the termination of these contracts during the year ended December 31, 2002.

Big 4 Projects

        EME owns partnership investments (50% ownership or less) in Kern River Cogeneration Company, Midway-Sunset Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company. These projects have similar economic characteristics and have been used, collectively, to secure bond financing by Edison Mission Energy Funding Corp., a special purpose entity. See "New Accounting Standards—Statement of Financial Accounting Standards Interpretation No. 46," for discussion of EME's accounting for this entity. Due to similar economic characteristics and the bond financing related to EME's equity investments in these projects, EME evaluates them collectively and refers to them as the Big 4 projects.

        Earnings from the Big 4 projects increased $41 million in 2003 from 2002, and decreased $112 million in 2002 from 2001. The change in earnings in these periods was largely due to higher energy prices in 2003. The earnings from the Big 4 projects included interest expense related to the debt financing described above of $16 million, $19 million and $22 million in 2003, 2002 and 2001, respectively.

Four Star Oil & Gas

        As of December 31, 2003, EME owned a 38.5% direct and indirect interest, with 37.4% voting stock, in Four Star Oil & Gas Company, with majority control held by affiliates of ChevronTexaco Corporation. Four Star Oil & Gas owns oil and gas reserves in the San Juan Basin, the Hugoton Basin, the Permian Basin, and offshore Gulf Coast and Alabama. EME's share of earnings from Four Star Oil & Gas Company was $43 million in 2003, $21 million in 2002 and $41 million in 2001. The 2003 increase in earnings was primarily due to higher natural gas prices. The 2002 decrease in earnings was primarily due to lower production volumes and lower natural gas prices.

        Also reflected in earnings from this project are the results of EME's hedging activities. Net gains (losses) from hedging were $(1) million in 2002 and $45 million in 2001 related to hedging a portion of EME's gas price risk related to its share of gas production. Although EME believes that these financial instruments hedge its gas price risk, hedge accounting is not permitted for transactions or investments accounted for on the equity method, and, thus EME is required to record changes in fair value of these positions through the income statement.

Sunrise

        Earnings from the Sunrise project increased $19 million in 2003 from 2002, and increased $2 million in 2002 from 2001. The 2003 increase in earnings primarily resulted from additional earnings from the completion of Phase 2 of the Sunrise project in June 2003. The 2002 increase in earnings resulted from inclusion of a full year of earnings in 2002, compared to a partial year in 2001. The Sunrise project commenced commercial operation in June 2001.

March Point

        Earnings from March Point decreased $8 million in 2003 from 2002, and increased $10 million in 2002 from 2001. The change in earnings in these periods was primarily due to the ineffective portion of fuel contracts entered into by March Point, which are derivatives that qualified as cash flow hedges under SFAS No. 133. In addition, the 2003 decrease in earnings was due to lower electric revenues in 2003.

Asset Impairment Charges

        Asset impairment charges were $59 million in 2003, none in 2002, and $34 million in 2001. In 2003, EME recorded a $59 million loss related to the write-down of EME's investment in the Brooklyn Navy Yard and Gordonsville projects due to their planned dispositions. In 2001, EME recorded a $34 million loss related to the write-down of EME's investments in the Commonwealth Atlantic, Gordonsville, Harbor and James River projects due to their planned dispositions.

Other

        Net earnings from other projects in the Americas region (consolidated subsidiaries and unconsolidated affiliates) decreased $26 million in 2003 from 2002, and decreased $52 million in 2002 from 2001. The 2003 decrease was partially due to lower earnings from the Westside projects due to mark to market gains recorded in 2002 and losses from the TM Star project due to a change in market value of natural gas contracts that did not qualify for hedge accounting under SFAS No. 133. The 2002 decrease was primarily due to a $45 million gain recorded in 2001 related to the sale of EME's investment in the Nevada Sun-Peak, Saguaro and Hopewell projects in 2001.

Asia Pacific

General

        The following section provides a summary of the Asia Pacific Region's operating results for the three years ended December 31, 2003 together with discussions of significant factors contributing to these results.

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Contact Energy	$751	$494	$297
Loy Yang B	177	157	129
Other	75	56	38

	$1,003	$707	$464

Income (Loss) before Taxes and Minority Interest (Earnings)
Consolidated operations
Contact Energy(1)	90	61	45
Loy Yang B	41	52	11
Other	25	12	13
Unconsolidated affiliates
Paiton	54	23	(5)
Other	22	6	—
Regional overhead	(11)	(13)	(11)

	$221	$141	$53

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

Contact Energy

        Operating revenues increased $257 million in 2003 from 2002, and increased $197 million in 2002 from 2001. The 2003 increase was due to increased retail revenues and higher generation which primarily resulted from the Taranaki Station acquisition in March 2003. In addition, there was a 24% increase in the average exchange rate of the New Zealand dollar compared to the U.S. dollar during 2003 compared to 2002. The 2002 increase was primarily due to consolidating Contact Energy operating revenues as a result of EME acquiring a controlling interest in the company, effective June 1, 2001. Operating revenues generated by Contact Energy were higher in 2002 from 2001 due to successful expansion of Contact Energy's retail customer base.

        Earnings from Contact Energy, included in the consolidated statements of income of EME as described above, increased $29 million in 2003 from 2002, and increased $16 million in 2002 from 2001. In 2003, the higher revenues discussed above were partially offset by increased operating and interest costs associated with the Taranaki Station acquisition. In addition, 2003 earnings included a $4 million gain in 2003 from price risk management activities related to a change in market value of electricity and financial contracts that were not designated as cash flow hedges for hedge accounting under SFAS

No. 133. The increase in earnings in 2002 is primarily due to increased retail sales from the successful expansion of Contact Energy retail customer base and a 12% increase in the average exchange rate of the New Zealand dollar compared to the U.S. dollar during 2002, compared to 2001, partially offset by a decrease in wholesale energy prices.

Loy Yang B

        Operating revenues increased $20 million in 2003 from 2002, and increased $28 million in 2002 from 2001. The 2003 increase was due to a 19% increase in the average exchange rate of the Australian dollar compared to the U.S. dollar during 2003 compared to 2002. The 2003 increase was partially offset by lower pool prices for the power sold into the wholesale energy market. The increase in operating revenues in 2002 is due to higher generation and pool prices for the power sold into the wholesale energy market.

        Earnings from Loy Yang B decreased $11 million in 2003 from 2002, and increased $41 million in 2002 from 2001. The 2003 decrease in earnings is due to higher plant maintenance costs primarily related to the planned outage in March 2003. The increase in earnings from 2002 is due to higher electric revenues discussed above.

Paiton Energy

        Earnings from Paiton Energy increased $31 million in 2003 from 2002, and increased $28 million in 2002 from 2001. The 2003 increase in earnings was primarily due to lower project interest expense and lower depreciation (due to a change from 30 to 41.5 years in the useful life of the power plant resulting from an extension of the power sales agreement). Earnings from Paiton Energy in 2002 reflect revenue recognized in accordance with the Binding Term Sheet. Prior to the execution of the Binding Term Sheet on January 1, 2002, EME assumed the lower end of a range of expected outcomes of negotiations of a revised power purchase agreement, which resulted in no equity in income from Paiton Energy during 2001.

Other

        Operating revenues from other consolidated subsidiaries in the Asia Pacific Region increased $19 million in 2003 from 2002, and increased $18 million in 2002 from 2001. Earnings from other projects in the Asia Pacific Region (consolidated subsidiaries and unconsolidated affiliates) increased $29 million in 2003 from 2002, and increased $5 million in 2002 from 2001. The 2003 increase in revenues is due to higher electric revenues from the Kwinana project primarily due to an increase in the value of the Australian dollar compared to the U.S. dollar. The 2003 increase in earnings reflects a gain of $13 million on a sale of a development project in Thailand. No comparable gain was recorded in 2002 or 2001. The increase in both operating revenues and earnings in 2002 was primarily due to higher electric revenues from the Valley Power Peaker project in Australia. EME had no comparable results for the Valley Power Peaker project in 2001. Commercial operation of the Valley Power Peaker project commenced during the second quarter of 2002.

Europe

General

        The following section provides a summary of the Europe Region's operating results for the three years ended December 31, 2003 together with discussions of significant factors contributing to these results.

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating Revenues from Consolidated Subsidiaries(1)
First Hydro	$377	$317	$233
Doga(2)	124	111	118
Other	27	24	18

	$528	$452	$369

Income (Loss) before Taxes and Minority Interest (Earnings)(1)
Consolidated operations
First Hydro	9	20	10
Doga	13	17	11
Other	4	2	4
Unconsolidated affiliates
ISAB	27	31	9
Other	9	3	5
Regional overhead	(19)	(23)	(19)

	$43	$50	$20

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

First Hydro

        Operating revenues increased $60 million in 2003 from 2002, and increased $84 million in 2002 from 2001. The 2003 increase was primarily due to an 8% increase in the average exchange rate of the British pound compared to the U.S. dollar during 2003, compared to 2002. The 2003 increase was partially offset by lower ancillary services revenues in 2003. On March 27, 2001, the United Kingdom pool pricing system was replaced with a bilateral physical trading system referred to as the new electricity trading arrangements. The new electricity trading arrangements are described in further detail under "—Market Risk Exposures—Europe—United Kingdom." The 2002 increase resulted primarily from higher electric revenues from the First Hydro plant due to increased volumes of power sales and higher ancillary services revenues during 2002 from 2001. As a result of the bilateral market under the new electricity trading arrangements, First Hydro has entered into purchase and sales contracts covering greater volumes of power to optimize the timing of generation from First Hydro's pumped storage plants. The First Hydro plant is expected to provide for higher electric revenues during their winter months.

        Earnings from First Hydro decreased $11 million in 2003 from 2002, and increased $10 million in 2002 from 2001. The change in earnings in this period was primarily due to the impact of the change in market prices. In addition, EME has reduced plant operating costs in 2002 in light of the United Kingdom market.

Doga

        Revenues from Doga increased $13 million in 2003 from 2002, and decreased $7 million in 2002 from 2001. The 2003 increase was primarily due to an increase in steam sales and higher natural gas prices. The 2002 decrease is due to lower costs of natural gas which is reimbursable under the power purchase agreement, partially offset by an increase in generation.

        Earnings from Doga decreased $4 million in 2003 from 2002, and increased $6 million in 2002 from 2001. The increase in earnings in 2002 was primarily due to increased generation, and lower operations and maintenance costs, partially offset by foreign currency losses.

ISAB

        Earnings from ISAB decreased $4 million in 2003 from 2002, and increased $22 million in 2002 from 2001. The 2003 decrease in earnings was primarily due to lower generation as a result of an unplanned outage in December 2003. The 2002 increase in earnings was primarily due to higher generation and settlement of insurance claims.

Other

        Operating revenues from other consolidated subsidiaries in the Europe region increased $3 million in 2003 from 2002, and increased $6 million in 2002 from 2001. Earnings from other projects in the Europe region (consolidated subsidiaries and unconsolidated affiliates) increased $8 million in 2003 from 2002, and decreased $4 million in 2002 from 2001. The 2003 increase in both operating revenues and earnings was primarily due to increased operating revenues from EME's Spanish Hydro project largely due to higher generation caused by more rainfall in 2003 compared to 2002. The 2002 decrease in earnings was primarily due to lower operating revenues from EME's Spanish Hydro project largely due to lower generation caused by less rainfall in 2002 compared to 2001, partially offset by the gain on sale of a development project in the United Kingdom during December 2002.

New Accounting Standards

Introduction

        A number of changes in accounting standards or interpretations were issued or effective during 2003, including the following items that were relevant to EME.

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

Statement of Financial Accounting Standards No. 149

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

Statement of Financial Accounting Standards No. 150

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

Emerging Issues Task Force No. 01-08

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

Other Statement of Financial Accounting Standards No. 133 Guidance

        In June 2003, the Derivative Implementation Group of the FASB under Statement No. 133 Implementation Issue Number C20 issued clarifying guidance related to pricing adjustments in contracts that qualify under the normal purchases and normal sales exception under SFAS No. 133. This implementation guidance became effective on October 1, 2003. The guidance had no impact on EME's consolidated financial statements.

Emerging Issues Task Force No. 03-11

        In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in net gains (losses) from price risk management and energy trading in the accompanying Consolidated Income Statements. The consensus is effective prospectively for EME's transactions or arrangements entered into or modified after September 30, 2003. The consensus had no impact on EME's consolidated financial statements.

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

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. Under FIN 46, an enterprise that will (1) absorb a majority of a variable interest entity's expected losses (if they occur), (2) receive a majority of a variable interest entity's expected residual returns (if they occur), or (3) both of the above, must consolidate the variable interest entity. The enterprise that consolidates the variable interest entity is called the primary beneficiary. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004.

Deconsolidation of Special Purpose Entities

        In accordance with FIN 46, EME deconsolidated the following two financing entities:

  •
  Edison Mission Energy Funding Corp., which is referred to as EME Funding, was formed to obtain bond financing based on EME's ownership interest the Big 4 projects. The proceeds from the issuance of the bonds were loaned to four subsidiary holding companies of the Big 4 projects on terms that match the bonds. Accordingly, EME Funding has liabilities equal to the bonds and assets equal to the receivables from the subsidiary holding companies. The subsidiary holding companies have guaranteed the bonds issued by EME Funding. In order to comply with FIN 46, EME includes the debt obligations of EME holding companies to EME Funding in its consolidated balance sheet and no longer consolidates the assets and liabilities of this special purpose entity.

  •
  Mission Capital, L.P., a limited partnership, of which EME is the sole general partner, issued 6 million Cumulative Monthly Income Preferred Securities (referred to as MIPS) and invested the proceeds in junior subordinated deferrable interest debentures issued by EME. EME issued a guarantee in favor of the holders of the preferred securities, which guarantees the payments of distributions declared on the preferred securities, payments upon a liquidation of Mission Capital and payments on redemption with respect to any preferred securities called for redemption by Mission Capital. Accordingly, Mission Capital has liabilities equal to the MIPS and assets equal to the junior subordinated deferrable interest debentures due from EME. In order to comply with FIN 46, EME includes the junior subordinated deferrable interest debentures due to Mission Capital in its consolidated balance sheet and no longer consolidates the assets and liabilities of this special purpose entity.

Variable Interest Entities

        EME has concluded that Brooklyn Navy Yard Cogeneration Partners L.P. (Brooklyn) is a variable interest entity in which EME may be the primary beneficiary since EME expects to absorb the majority of Brooklyn's losses, if any, and expects to receive a majority of Brooklyn's residual returns, if any. This determination is subject to further analysis of Brooklyn's long-term power sales agreement (see discussion of power contracts below). On December 31, 2003, EME agreed to sell its 50% partnership interest in Brooklyn to a third party. Completion of the sale, currently expected in the first quarter of 2004, is subject to closing conditions, including obtaining regulatory approval. If the sale is completed prior to March 31, 2004, EME will not be required to consolidate this entity regardless of the results of the power contract analysis described above. If the sale is not completed by this date, EME may be required to consolidate Brooklyn at March 31, 2004 based on the historical cost of the assets, liabilities and non-controlling interest. The consolidation of this entity would result in EME recording approximately a $44 million, after tax, decrease to net income as the cumulative effect of consolidating this variable interest entity. This loss is primarily due to cumulative losses allocated to the other 50% partner in excess of their equity contributions. If this loss was recorded, it would be reversed in a subsequent period if the sale was completed after March 31, 2004.

        Guidance related to implementation of FIN 46 is still evolving. Under an interpretation of FIN 46, a long-term power contract may constitute a variable interest in an asset that absorbs expected losses from the equity holders. If this interpretation were applied to EME's unconsolidated affiliates it could result in all of EME's unconsolidated affiliates related to project investments being classified as variable interest entities, although the primary beneficiary may be the counterparties to the long-term contracts (including the counterparty to the Brooklyn Navy Yard power and steam purchase agreement). EME maximum exposure to loss is generally limited to its investment in these entities.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        At December 31, 2003, MEHC and its subsidiaries had cash and cash equivalents of $654 million. MEHC's consolidated debt at December 31, 2003 was $7.4 billion, including $693 million of debt maturing on December 15, 2004 which is owed by EME's largest subsidiary, Edison Mission Midwest Holdings. In addition, EME's subsidiaries have $6.7 billion of long-term lease obligations that are due over a period ranging up to 31 years. See "Risks Related to the Business."

        The following discussion of liquidity and capital resources is organized in the following sections:

MEHC's Liquidity

        MEHC's ability to honor its obligations under the senior secured notes and the term loan, and to pay overhead is entirely dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group, and ultimately Edison International (see—Intercompany Tax-Allocation Payments). Dividends from EME are limited based on its earnings and cash flow, terms of restrictions contained in EME's contractual obligations (including its corporate credit facility), EME's charter documents, business and tax considerations, and restrictions imposed by applicable law. MEHC did not receive any distributions from EME during 2003.

        At December 31, 2003, MEHC had cash and cash equivalents of $150 million (excluding amounts held by EME and its subsidiaries). The lenders under MEHC's $385 million term loan due in 2006 have the right to require MEHC to repurchase up to $100 million of principal amount at par on July 2, 2004 (referred to as the "Term Loan Put-Option"). In order for MEHC to have sufficient cash in the event of an exercise of a significant portion, or all, of the Term Loan Put-Option, MEHC would require additional cash from dividends from EME, or would need to either extend the effective date of the Term Loan Put-Option or extend or refinance the term loan. The timing and amount of dividends from EME and its subsidiaries may be affected by many factors beyond MEHC's control. Dividends from EME are currently limited as described in "Ability of EME to Pay Dividends."

Key Financing Developments

        On December 11, 2003, EME's subsidiary, Mission Energy Holdings International, received funding under a three-year, $800 million secured loan from Citigroup, Credit Suisse First Boston, JPMorganChaseBank, and Lehman Brothers. Interest on this secured loan is based on LIBOR (with a LIBOR floor of 2%) plus 5%. After payment of transaction expenses, a portion of the net proceeds from this financing was used to make an equity contribution of $550 million to Edison Mission Midwest Holdings which, together with cash on hand, was used to repay Edison Mission Midwest Holdings' $781 million indebtedness due December 11, 2003. The remaining net proceeds from this financing were used to make a deposit of cash collateral of approximately $67 million under the new letter of credit facility described below and to repay approximately $160 million of indebtedness of a foreign subsidiary under the Coal and Capex facility guaranteed by EME. Mission Energy Holdings International owns substantially all of EME's international operations through its subsidiary, MEC International B.V. As security for this loan, Mission Energy Holdings International, directly, and through its subsidiaries, pledged approximately 65% of its ownership interest in MEC International B.V. See "—Management's Overview" for discussion of the plan to sell off some of or all of EME's international projects.

        On December 11, 2003, EME's subsidiary, Midwest Generation EME, LLC, entered into a three-year, $100 million letter of credit facility with Citibank, N.A., as Issuing Bank. Under the terms of this letter of credit facility, Midwest Generation EME is required to deposit cash in a bank account in order to cash collateralize any letters of credit that may be outstanding under it. The bank account is pledged to the Issuing Bank. On December 11, 2003, EME canceled $67 million of the commitment under its existing line of credit and was relieved of its reimbursement obligations with respect to the same amount of letters of credit issued thereunder. Concurrently, such letters of credit were issued under Midwest Generation EME's new letter of credit facility, and Midwest Generation EME made a deposit of cash collateral in the amount of $67 million for this purpose. The funds for this deposit were obtained as part of the financing referred to above. At December 31, 2003, $47 million of letters of credit were outstanding under Midwest Generation EME's letter of credit facility. Midwest Generation EME owns 100% of Edison Mission Midwest Holdings, which in turn owns 100% of Midwest Generation LLC.

Agreement in Principle to Terminate the Collins Station Lease

        Midwest Generation operates the Collins Station under a long-term lease. See "—Off-Balance Sheet Transactions" for detail of the lease of the Collins Station. Due in part to higher long-term natural gas prices and the current oversupply of generation in the MAIN region, Midwest Generation does not believe the Collins Station is economically competitive in the current marketplace. In light of this, Midwest Generation has agreed in principle with the lease equity investor to terminate the Collins Station lease. The agreement in principle sets forth specified conditions required for the termination, including Midwest Generation successfully borrowing funds to finance the repayment of Collins Station lease debt of $774 million and settlement of Midwest Generation's termination liability with the lease equity investor. There is no assurance that the agreement in principle will result in termination of the Collins Station lease. If the termination occurs, Midwest Generation will take title to the Collins Station and, subject to its contractual obligation to Exelon Generation, plans to subsequently abandon the Collins Station or sell it to a third party.

        If Midwest Generation completes the lease termination and subsequently abandons the Collins Station, EME expects to record a pretax loss of approximately $1 billion (approximately $620 million after tax). This loss will reduce EME's net worth (using December 31, 2003) from $1.9 billion to approximately $1.3 billion. To avoid the possibility of covenant defaults which could arise from a decline in net worth, EME plans to take the following actions before or simultaneously with the Collins Station lease termination:

  •
  replace its $145 million corporate credit facility with a new secured credit facility;

  •
  repay the $28 million due under the Coal and Capex facility (guaranteed by EME); and

  •
  eliminate or modify the net worth covenant in its guaranty of the Powerton-Joliet lease.

        If Midwest Generation completes the termination of the Collins Station lease followed by abandonment or sale to a third party, EME anticipates that the termination payment would result in a substantial income tax deduction. Because of these arrangements, EME does not expect that termination of the Collins Station lease will have a material adverse effect on its liquidity. If the lease termination does not occur, the terms of the lease will remain in effect and Midwest Generation will seek to restructure the lease with the lease equity investor.

2004 Capital Expenditures

        The estimated construction expenditures of EME's subsidiaries for 2004 are $78 million. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations.

MEHC's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Net cash provided by (used in) operating activities:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Continuing operations	$713	$869	$12
Discontinued operations	(1)	54	(113)

	$712	$923	$(101)

        Cash provided by operating activities from continuing operations decreased $155 million in 2003 from 2002 and increased $857 million in 2002 from 2001. The 2003 decrease is due to a combination of the following:

  •
  Lower tax-allocation payments received from Edison International. MEHC received $61 million and $89 million in tax-allocation payments in 2003 and 2002, respectively. In addition, EME received $112 million and $395 million in tax-allocation payments in 2003 and 2002, respectively. For further discussion of the tax-allocation payments, see "—Intercompany Tax-Allocation Payments."

        Partially offset by:

  •
  Higher distributions from EME's unconsolidated affiliates primarily due to the receipt of $151 million from the completion of the Sunrise project financing in September 2003.

        The 2002 increase is primarily due to a combination of the following:

  •
  Receipt of $484 million in tax-allocation payments from Edison International in 2002. No comparable activity occurred in 2001.

  •
  Higher distributions from energy projects as EME received distributions from its investments in partnerships subsequent to their receipt of payments of past due accounts receivable from Southern California Edison.

        Cash provided by operating activities from discontinued operations in 2002 reflects a combination of the following:

  •
  Operating income from the Lakeland power plant during 2002.

  •
  Settlement of working capital items from the Ferrybridge and Fiddler's Ferry power plants.

        Cash used in operating activities from discontinued operations in 2001 reflects a combination of the following:

  •
  Operating losses from the Ferrybridge and Fiddler's Ferry power plants during 2001.

  •
  Timing of cash payables related to working capital items.

Consolidated Cash Flows from Financing Activities

        Net cash used in financing activities:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Continuing operations	$(322)	$(298)	$(198)
Discontinued operations	—	(19)	(1,085)

	$(322)	$(317)	$(1,283)

        Cash used in financing activities from continuing operations increased $23 million in 2003 from 2002, and increased $101 million in 2002 from 2001. The 2003 increase was due to a combination of the following:

  •
  Higher levels of payments on long-term debt agreements in 2003 from 2002, including debt service payments of $911 million related to Tranche A and $116 million related to Tranche B of Edison Mission Midwest Holdings' credit facility, repayment of $167 million on the Coal and Capex facility guaranteed by EME, debt service payments of $118 million related to three of EME's subsidiaries, and repayment of $31 million of debt obligations due from the acquisition of the Spanish Hydro project.

        Partially offset by:

  •
  Higher levels of borrowings in 2003 from 2002 due to the $800 million secured loan received by EME's subsidiary, Mission Energy Holdings International, combined with $275 million borrowings at Contact Energy used to finance the acquisition of the Taranaki power station.

        The 2002 increase was due to the following:

  •
  A reduction in borrowings in 2002 from 2001. In July 2001, MEHC issued $800 million of 13.5% senior secured notes due 2008 and incurred borrowings of $385 million under a term loan. MEHC had no comparable borrowings in 2002.

  •
  A lower level of EME borrowings in 2002 from 2001, primarily due to the availability of the net proceeds from EME bond issuances totaling $1 billion received in 2001. No comparable activity occurred in 2002.

        Partially offset by:

  •
  A reduction in payments on EME's borrowings in 2002 from 2001, largely due to the proceeds of the EME bond issuance in 2001 being used to permanently repay $677 million under EME's former corporate credit facilities. In addition, proceeds from the Homer City sale-leaseback transaction in December 2001 were used to permanently repay $250 million under the Homer City facilities construction loan and to make a $350 million payment under EME's former corporate credit facility.

  •
  A reduction in cash dividends paid by MEHC in 2002 from 2001. During 2001, dividends totaling $811 million were paid by MEHC to Edison Mission Group Inc., which was loaned to Edison International, MEHC's ultimate parent company.

        Cash used in financing activities from discontinued operations in 2002 reflects the following:

  •
  Repayments of long-term debt at the Lakeland power plant.

        Cash used in financing activities from discontinued operations in 2001 reflects the following:

  •
  Early repayment of a term loan facility in connection with the sale of the Ferrybridge and Fiddler's Ferry power plants on December 21, 2001.

Consolidated Cash Flows from Investing Activities

        Net cash provided by (used in) investing activities:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Continuing operations	$(480)	$(305)	$(50)
Discontinued operations	4	1	926

	$(476)	$(304)	$876

        Cash used in investing activities from continuing operations increased $175 million in 2003 from 2002, and increased $255 million in 2002 from 2001. The 2003 increase was due to a combination of the following:

  •
  $275 million paid in 2003 by Contact Energy for the acquisition of the Taranaki power station.

  •
  An increase in restricted cash due to a deposit of cash collateral of approximately $67 million under Midwest Generation EME's new letter of credit facility in December 2003.

        Partially offset by:

  •
  A reduction in investment in new plant and equipment. Total investments in property and equipment were $126 million and $554 million during 2003 and 2002, respectively.

  •
  $255 million received in 2002 as a repayment of the note receivable held by EME. There were no comparable cash receipts in 2003.

        The 2002 increase was due to a combination of the following:

  •
  A reduction in proceeds from sale-leaseback transactions. In 2001, EME received $782 million from the sale-leaseback transaction with respect to the Homer City facilities, of which $139 million was deposited into a restricted cash account. There were no sale-leaseback transactions in 2002.

  •
  An increase in investment in plant and equipment. EME invested $554 million and $241 million in plant and equipment during 2002 and 2001, respectively. Included in capital expenditures in 2002 were payments for three turbines purchased under EME's Master Turbine Lease with funds from restricted cash of $61 million and a $300 million payment for the Illinois peaker units that were subject to a lease.

        Partially offset by:

  •
  $255 million received in 2002 as a repayment of the note receivable held by EME associated with the Illinois peaker units.

  •
  A reduction in MEHC's restricted cash. Included in 2001 restricted cash was $292 million representing a portion of the net proceeds from the sale of 13.5% senior secured notes and the term loan placed into an escrow account.

  •
  A reduction in EME's restricted cash. Included in 2002 was $86 million of restricted cash used to purchase three turbines and satisfy EME's obligation related to the termination of EME's Master Turbine Lease.

        Cash provided by investing activities from discontinued operations in 2001 is due to the following:

  •
  £643 million in proceeds received from the sale of the Ferrybridge and Fiddler's Ferry power plants on December 21, 2001.

EME's Credit Ratings

Overview

        Credit ratings for EME and its subsidiaries, Edison Mission Midwest Holdings and Edison Mission Marketing & Trading, are as follows:

	Moody's Rating	S&P Rating
EME	B2	B
Edison Mission Midwest Holdings	Ba3	B
Edison Mission Marketing & Trading	Not Rated	B

        On October 28, 2003, Standard & Poor's Ratings Service downgraded EME's senior unsecured credit rating to B from BB-. Standard & Poor's also lowered the credit ratings of EME's wholly owned indirect subsidiaries, Edison Mission Midwest Holdings (syndicated loan facility to B from BB-) and Edison Mission Marketing & Trading (corporate credit rating to B from BB-). Standard & Poor's removed the ratings from CreditWatch with negative implications on December 12, 2003, following the repayment of $781 million of debt by Edison Mission Midwest Holdings; however, the outlook remains negative. In addition, Moody's Investors Service has assigned a negative rating outlook for EME and Edison Mission Midwest Holdings.

        These ratings actions did not trigger any defaults under EME's credit facilities or those of the other affected entities. See "Credit Ratings of Edison Mission Midwest Holdings" for a discussion of the impact of the ratings action on Edison Mission Midwest Holdings. EME does not have any "rating triggers" contained in subsidiary financings that would result in EME being required to make equity contributions or provide additional financial support to its subsidiaries.

        The credit ratings of EME are below investment grade and, accordingly, EME has agreed to provide collateral in the form of cash and letters of credit for the benefit of counterparties for its price risk management and domestic trading activities related to accounts payable and unrealized losses ($65 million as of February 27, 2004). EME has also provided collateral for a portion of its United Kingdom trading activities. To this end, EME's subsidiary, Edison Mission Operation and Maintenance Limited, has obtained a cash collateralized credit facility, under which letters of credit totaling £20 million have been issued as of February 27, 2004.

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

Credit Ratings of Edison Mission Midwest Holdings

        As a result of Edison Mission Midwest Holdings' credit rating being below investment grade since October 2002, provisions in the agreements binding on Edison Mission Midwest Holdings and Midwest Generation have restricted the ability of Edison Mission Midwest Holdings to make distributions to its parent company, thereby eliminating distributions to EME. The provisions in the agreements binding on Edison Mission Midwest Holdings required it to deposit, on a quarterly basis, 100% of its excess cash flow as defined in the agreements into a cash flow recapture account held and maintained by the collateral agent. In accordance with these provisions, Edison Mission Midwest Holdings deposited $246 million into the cash flow recapture account in 2002 and 2003.

        As a result of the October 28, 2003 Standard & Poor's downgrade of Edison Mission Midwest Holdings to B from BB-, the cash on deposit in the cash flow recapture account ($246 million) was required to be used to prepay Edison Mission Midwest Holdings' indebtedness, with the amount of such prepayment applied ratably to the $911 million and $808 million tranches thereof. Therefore, on October 29, 2003, $130 million from the cash flow recapture account was applied to the $911 million tranche, and $116 million to the $808 million tranche, thereby reducing Edison Mission Midwest Holdings' debt obligations to $781 million and $693 million, respectively. Subsequently, Edison Mission Midwest Holdings repaid the $781 million tranche in full on December 11, 2003. In the future, so long as Edison Mission Midwest Holdings' ratings remain at the current level or lower, amounts of excess cash flow deposited in the cash flow recapture account at the end of each calendar quarter will be used upon deposit to prepay amounts then outstanding under the $693 million bank facility. There was no change to the cost of borrowings for Edison Mission Midwest Holdings as a result of the downgrade.

Credit Rating of Edison Mission Marketing & Trading

        Pursuant to the Homer City sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts the ability of EME Homer City Generation L.P. to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of the Homer City facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all of the output from the Homer City facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either: (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions, through December 31, 2004. EME Homer City continues to be in compliance with the terms of the consent, although as a result of the downgrade of Edison Mission Marketing & Trading's corporate credit rating to B from BB-, the consent is now revocable. The owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME is permitted to sell the output of the Homer City facilities into the spot market at any time. See "—Market Risk Exposures—Homer City Facilities."

EME's Liquidity as a Holding Company

Overview

        EME has a $145 million corporate credit facility that expires on September 17, 2004. At December 31, 2003, EME had borrowing capacity of $145 million and corporate cash and cash equivalents of $179 million. During 2003, EME's cash position increased primarily due to an increase of distributions received from its consolidated subsidiaries and initial distributions from the Sunrise project upon completion of project financing. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Historical Distributions Received by EME—Dividend Restrictions in Major Financings." Also see "—Risks Related to the Business." In addition, the right of EME to receive tax-allocation payments, and the timing and amount of tax-allocation payments received by EME are subject to factors beyond EME's control. See "—Intercompany Tax-Allocation Payments."

        EME's corporate credit facility provides credit available in the form of cash advances or letters of credit. At December 31, 2003, there were no cash advances outstanding or letters of credit outstanding under the credit facility. In addition to the interest payments, EME pays a facility fee determined by its long-term credit ratings (1.00% at December 31, 2003) on the credit facility independent of the level of borrowings. Under the credit agreement governing its credit facility, EME has agreed to maintain an interest coverage ratio that is based on cash received by EME, including tax-allocation payments, cash disbursements and interest paid. At December 31, 2003, EME met this interest coverage ratio. The interest coverage ratio in the ring-fencing provisions of EME's certificate of incorporation and bylaws remains relevant for determining EME's ability to make distributions. See "—EME's Interest Coverage Ratio."

Historical Distributions Received By EME

        The following table is presented as an aid in understanding the cash flow of EME and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Years Ended December 31,
	2003	2002
	(in millions)
Domestic Projects
Distributions from Consolidated Operating Projects:
EME Homer City Generation L.P. (Homer City facilities)(1)	$128	$—
Holding companies of other consolidated operating projects	1	2
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(2)	98	137
Four Star Oil & Gas Company	21	21
Sunrise Power Company(3)	69	—
Holding companies for Westside projects	25	42
Holding companies of other unconsolidated operating projects	7	10

Total Distributions from Domestic Projects	$349	$212

International Projects (Mission Energy Holdings International)
Distributions from Consolidated Operating Projects:
First Hydro Holdings (First Hydro project)	$18	$—
Loy Yang B	39	27
Doga	18	47
Contact Energy	16	12
Valley Power	8	—
Kwinana	4	6

Distributions from Unconsolidated Operating Projects:
ISAB Energy	27	1
IVPC4 (Italian Wind project)	10	33
Derwent	3	2
Paiton(4)	9	—
Tri Energy	4	3
Holding companies of other unconsolidated operating project	2	8

Total Distributions from International Projects	$158	$139

Total Distributions	$507	$351

(1)
Excludes $34 million distributed by EME Homer City from additional cash on hand due to accelerated payments received from Edison Mission Marketing & Trading.

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

(4)
Represents a return of capital received as part of completion of the restructuring of the Paiton debt obligations.

        Total distributions to EME increased between 2003 and 2002 due to:

  •
  Distributions from Homer City due to increased generation and higher energy prices. The project did not make any distributions in 2002 because of outages in the first half of 2002;

  •
  Distribution from the First Hydro project in May 2003. The project did not make any distributions in 2002 due to restrictions under its bond indenture;

  •
  Initial distributions from the Sunrise project upon completion of project financing; and

  •
  Initial partner distributions from the ISAB Energy project.

        Partially offset by:

  •
  Lower distributions from the Big 4 projects (in March 2002, Southern California Edison paid the Big 4 projects their past due accounts receivable that accrued during the California energy crisis);

  •
  Lower distributions from the Westside projects due to payments of past due accounts receivable from Pacific Gas & Electric in 2002 that accrued during the California energy crisis; and

  •
  2003 distributions from the Doga and Italian Wind projects represented twelve months of operating cash flow, whereas the initial distributions in 2002 included cash flow from prior years.

Intercompany Tax-Allocation Payments

        MEHC and EME are included in the consolidated federal and combined state income tax returns of Edison International and are eligible to participate in tax-allocation payments with other subsidiaries of Edison International. These arrangements depend on Edison International continuing to own, directly or indirectly, at least 80% of the voting power of the stock of MEHC and EME and at least 80% of the value of such stock. The arrangements are subject to the terms of tax allocation and payment agreements among Edison International, MEHC, EME, and other Edison International subsidiaries. The agreements to which MEHC and EME are parties may be terminated by the immediate parent company of MEHC at any time, by notice given before the first day of the first tax year with respect to which the termination is to be effective. However, termination does not relieve any party of any obligations with respect to any tax year beginning prior to the notice. MEHC became a party to the tax-allocation agreement with Edison Mission Group on July 2, 2001, when it became part of the Edison International consolidated filing group. EME and MEHC have historically received tax-allocation payments related to domestic net operating losses incurred by EME and MEHC. The right of MEHC and EME to receive and the amount and timing of tax-allocation payments are dependent on the inclusion of MEHC and EME, respectively, in the consolidated income tax returns of Edison International and its subsidiaries, the amount of net operating losses and other tax items of MEHC, EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. MEHC and EME receive tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize MEHC's tax losses or the tax losses of EME in the consolidated income tax returns for Edison International and its subsidiaries. MEHC received $61 million and $89 million in tax-allocation payments from Edison International during 2003 and 2002, respectively. EME received $112 million and $395 million in tax-allocation payments from Edison International during 2003 and 2002, respectively. In the future, based on the application of the factors cited above, MEHC and EME may be obligated during periods it generates taxable income to make payments under the tax-allocation agreements.

Dividend Restrictions in Major Financings

General

        Each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries. Assets of EME's subsidiaries are not available to satisfy EME's obligations or the obligations of any of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law and the terms of financing arrangements of the parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to EME or to its subsidiary holding companies. EME itself has restrictions on its ability to pay dividends under its organizational documents and its corporate credit facility. See "—Financial Ratios—Ability of EME to Pay Dividends."

        Set forth below is a description of covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME.

Edison Mission Midwest Holdings Co. (Illinois Plants)

        Edison Mission Midwest Holdings Co. is the borrower under a $1.9 billion credit facility with a group of commercial banks. Amounts outstanding under this facility have been reduced to $693 million as of December 31, 2003. The funds borrowed under this facility were used to fund the acquisition of the Illinois Plants and provide working capital to such operations. Midwest Generation, a wholly owned subsidiary of Edison Mission Midwest Holdings, owns or leases and operates the Illinois Plants. As part of the original acquisition, Midwest Generation entered into a sale-leaseback transaction for the Collins Station, which Edison Mission Midwest Holdings guarantees, and then subsequently entered into sale-leaseback transactions for the Powerton Station and the Joliet Station in August 2000. In order for Edison Mission Midwest Holdings to make a distribution, Edison Mission Midwest Holdings must be in compliance with the covenants specified in these agreements, including maintaining a minimum credit rating. Because Edison Mission Midwest Holdings' credit rating is below investment grade, no distributions can currently be made by Edison Mission Midwest Holdings to its parent company, and ultimately to EME, at this time. See "—EME's Credit Ratings."

        Edison Mission Midwest Holdings must maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders, could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration would result in an event of default under the Powerton and Joliet leases. During the 12 months ended December 31, 2003, the historical debt service coverage ratio was 2.06 to 1 and the debt-to-capital ratio was approximately 0.36 to 1.

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

        During the 12 months ended December 31, 2003, the senior rent service coverage ratio was 4.68 to 1.

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

        The debt service coverage ratio is determined primarily based upon the amount of distributions received by the guarantors from the Big 4 projects during the relevant quarter divided by the debt service (principal and interest) on Edison Mission Energy Funding's notes and bonds paid or due in the relevant quarter. During the 12 months ended December 31, 2003, the debt service coverage ratio was 2.55 to 1. Although the credit ratings of Edison Mission Energy Funding's notes and bonds are below investment grade, this has no effect on the ability of the guarantors to make distributions to EME.

Mission Energy Holdings International

        Mission Energy Holdings International owns substantially all of EME's international operations through its subsidiary, MEC International B.V., as more fully described in "—Key Financing Developments."

        In order to make a distribution, Mission Energy Holdings International must be in compliance with the covenants specified in the credit agreement, including the following:

  •
  Maintenance of a specified interest coverage ratio. For more information about the interest coverage ratio, see "—Mission Energy Holdings International Interest Coverage Ratio."

  •
  Ownership by Edison International, directly or indirectly, of at least 80% of Mission Energy Holdings International.

        When measured for the twelve-month period ended December 31, 2003, Mission Energy Holdings International interest coverage ratio was 2.75 to 1.

        The following subsidiaries of EME have guaranteed the obligations of Mission Energy Holdings International under its secured credit agreement.

  •
  Midwest Generation EME—a direct subsidiary of EME and an indirect parent of Midwest Generation, the entity that owns the Illinois Plants.

  •
  Edison Mission Finance—a direct subsidiary of Edison Mission Holdings and the holder of intercompany receivables due from EME Homer City.

  •
  Mission Del Cielo—a direct subsidiary of EME and an indirect parent of Sunrise Power Company, LLC, the entity that owns the Sunrise project.

  •
  Viejo Energy Company, Anacapa Energy Company, Del Mar Energy Company and Silverado Energy Company—each is a direct subsidiary of EME and a general partner in a partnership that owns each of the Westside projects.

        Distributions may be made by any of these entities so long as neither a default nor event of default exists under the Mission Energy Holdings International secured credit agreement.

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

        First Hydro Holdings' interest coverage ratio must also exceed a minimum default threshold included in the Guaranteed Secured Bonds. When measured for the twelve-month period ended December 31, 2003, First Hydro Holdings' interest coverage ratio was 1.6 to 1.

        In March 2003, the trustee for the First Hydro bonds sent a letter to First Hydro Finance plc on behalf of a group of First Hydro bondholders, requesting First Hydro Finance to engage in a process to determine whether the termination of the pool system in the United Kingdom during 2001 (replaced with the new electricity trading arrangements, referred to as NETA) was materially prejudicial to the interests of the First Hydro bondholders. If this were the case, it could provide the First Hydro bondholders with an early redemption option. First Hydro Finance does not believe that this event was materially prejudicial to the First Hydro bondholders and has continued to meet all of its debt service obligations and financial covenants under the bond documentation, including required interest coverage ratio. First Hydro Finance is not aware of further actions being pursued by First Hydro bondholders regarding this matter.

Financial Ratios

MEHC's Interest Coverage Ratio

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

        MEHC's interest coverage ratio is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME. For a complete discussion of EME's interest coverage ratio and the components included therein, see "EME's Interest Coverage Ratio" below. The following table sets forth MEHC's interest coverage ratio for the years ended December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002
	(in millions)
Funds Flow from Operations:
EME	$699	$692
Operating cash flow from unrestricted subsidiaries	(2)	(17)
Funds flow from operations of projects sold	(1)	2
MEHC	1	7

	$697	$684

Interest Expense:
EME	$286	$293
EME—affiliate debt	1	2
MEHC interest expense	160	159

Total interest expense	$447	$454

Interest Coverage Ratio	1.56	1.51

        The above interest coverage ratio was determined in accordance with the definitions set forth in the bond indenture governing MEHC's senior secured notes and the credit agreement governing the term loan. The interest coverage ratio prohibits MEHC, EME and its subsidiaries from incurring additional indebtedness, except as specified in the indenture and the financing documents, unless MEHC's interest coverage ratio exceeds 1.75 to 1 for the immediately preceding four fiscal quarters prior to December 31, 2003 and 2.0 to 1 for periods thereafter.

Ability of EME to Pay Dividends

        EME's organizational documents and corporate credit facility contain restrictions on its ability to declare or pay dividends or distributions. These restrictions require the unanimous approval of its board of directors, including at least one independent director, before it can declare or pay dividends or distributions, unless either of the following is true:

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

        EME's interest coverage ratio for the twelve months ended December 31, 2003 was 2.45 to 1. See further details of EME's interest coverage ratio below. Accordingly, EME is currently permitted to pay dividends of up to $32.5 million per quarter beginning the first quarter of 2004 under the "ring-fencing" provisions of EME's certificate of incorporation and bylaws and corporate credit facility without the approval of the independent director. EME did not pay or declare any dividends to MEHC during 2003.

EME's Interest Coverage Ratio

        The following details of EME's interest coverage ratio (defined as Funds Flow from Operations divided by Interest Expense) are provided as an aid to understanding the components of the computations that are set forth in EME's organizational documents. This information is not intended to measure the financial performance of EME and, accordingly, should not be used in lieu of the financial information set forth in EME's consolidated financial statements. The terms Funds Flow from Operations, Operating Cash Flow and Interest Expense are as defined in EME's organizational documents and are not the same as would be determined in accordance with generally accepted accounting principles.

        The following table sets forth the major components of the interest coverage ratio for 2003 and 2002:

	December 31, 2003	December 31, 2002
	(in millions)
Funds Flow from Operations:
Operating Cash Flow(1) from Consolidated Operating Projects(2):
Illinois Plants(3)	$242	$294
Homer City	153	51
First Hydro	(8)	47
Other consolidated operating projects	165	158
Price risk management and energy trading	11	16
Distributions from unconsolidated Big 4 projects(4)	98	137
Distributions from other unconsolidated operating projects	178	120
Interest income	4	8
Operating expenses	(144)	(139)

Total funds flow from operations	$699	$692

Interest Expense:
From obligations to unrelated third parties	$172	$178
From notes payable to Midwest Generation	113	115

Total interest expense	$285	$293

Interest Coverage Ratio	2.45	2.36

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

(3)
Distribution to EME of funds flow from operations of the Illinois Plants is currently restricted. See "—EME's Credit Ratings—Credit Rating of Edison Mission Midwest Holdings."

(4)
The Big 4 projects are comprised of investments in the Kern River project, Midway-Sunset project, Sycamore project and Watson project.

        The major factors affecting funds flow from operations during 2003 as compared to 2002, were:

  •
  lower earnings at the Illinois Plants primarily due to lower capacity revenue from the reduction in megawatts contracted under the power purchase agreements;

  •
  repayment of $29 million debt service reserve loan at First Hydro;

  •
  lower distributions from the Big 4 projects (in March 2002, Southern California Edison paid the Big 4 projects their past due accounts receivable that accrued during the California energy crisis);

  •
  higher revenues at Homer City due to increased generation and higher energy prices; and

  •
  initial partner distributions from the Sunrise and ISAB Energy projects.

        Interest expense decreased by $8 million for the twelve months ended December 31, 2003, compared to the year ended December 31, 2002 due to a lower average debt balance.

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

EME Recourse Debt to Recourse Capital Ratio

        Under the credit agreement governing its credit facility, EME has agreed to maintain a recourse debt to recourse capital ratio as shown in the table below.

Financial Ratio	Covenant	Actual at December 31, 2003	Description
Recourse Debt to Recourse Capital Ratio	Less than or equal to 67.5%	59.8%	Ratio of (a) senior recourse debt to (b) sum of (i) adjusted shareholder's equity as defined in the credit agreement, plus (ii) senior recourse debt

        The recourse debt to recourse capital ratio of EME at December 31, 2003 and 2002 was calculated as follows:

	December 31, 2003	December 31, 2002
	(in millions)
Recourse Debt(1)
Corporate Credit Facilities	$—	$140
Senior Notes	1,600	1,600
Guarantee of termination value of Powerton/Joliet operating leases	1,470	1,452
Coal and Capex Facility	29	182
Other	—	30

Total Recourse Debt to EME	$3,099	$3,404

Adjusted Shareholder's Equity(2)	$2,085	$2,066

Recourse Capital(3)	$5,184	$5,470

Recourse Debt to Recourse Capital Ratio	59.8%	62.2%

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

        EME's indirect subsidiary, Midwest Generation, reported in its second quarter report on Form 10-Q an asset impairment charge of $475 million, after tax, related to the 2,698 MW gas-fired Collins Station. The impairment charge resulted from a write-down of the book value of capitalized assets related to the Collins Station from $858 million to an estimated fair market value of $78 million. The impairment charge by Midwest Generation is not reflected in the operating results of EME because the lease related to the Collins Station is treated in EME's financial statements as an operating lease and not as an asset and, therefore, is not subject to impairment for accounting purposes. See "—Agreement in Principle to Terminate the Collins Station Lease" for further discussion of the plan to replace EME's corporate credit facility with a new secured credit facility.

Mission Energy Holdings International Interest Coverage Ratio

        Under the credit agreement governing its term loan (see "—Dividend Restrictions in Major Financings—Mission Energy Holdings International"), Mission Energy Holdings International has agreed to a minimum interest coverage ratio of 1.30 to 1 beginning March 2004 for the trailing twelve month period.

        The following table sets forth the major components of the interest coverage ratio for the twelve months ended December 31, 2003 on a pro forma basis assuming the term loan had been in existence at the beginning of 2003:

	2003
	Actual	Pro Forma Adjustment(2)	Pro Forma
	(in millions)
Funds Flow from Operations
Historical distributions from international projects(1)	$158	$—	$158
Other fees and cash payments considered distributions under the term loan	20	—	20
Administrative and general expenses	(2)	—	(2)

Total Flow of Funds from Operations	$176	$—	$176

Term Loan Interest Expense	$4	$60	$64

Interest Coverage Ratio			2.75

(1)
See "—Historical Distributions Received By EME."

(2)
The pro forma adjustment assumes the $800 million loan was outstanding at the beginning of 2003. Pro forma interest expense was calculated using the interest rate floor of 7% plus amortization of deferred financing costs.

        The above details of Mission Energy Holdings International's interest coverage ratio are provided as an aid to understanding the components of the computations that are set forth in the term loan credit agreement. The terms Funds Flow from Operations and Interest Expense are as defined in the term loan and are not the same as would be determined in accordance with generally accepted accounting principles.

        Summarized combined financial information (unaudited) of Mission Energy Holdings International, Inc. and its Subsidiaries and Edison Mission Project Co. is set forth below:

	Years Ended December 31,
	2003	2002	2001
Revenues	$1,526	$1,148	$835
Expenses	1,410	1,112	2,003

Net income (loss)	$116	$36	$(1,168)

	December 31,
	2003	2002
Current assets	$621	$473
Noncurrent assets	6,723	5,260

Total assets	$7,344	$5,733

Current liabilities	$580	$470
Noncurrent liabilities	4,994	3,154
Minority interest	746	652
Preferred security	—	131
Equity	1,024	1,326

Total liabilities and equity	$7,344	$5,733

        The majority of noncurrent liabilities are comprised of project financing arrangements that are non-recourse to EME.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

        The following table summarizes EME's consolidated contractual obligations as of December 31, 2003.

	Payments Due by Period (in millions)
Contractual Obligations
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (excluding EME)(1)	$—	$—	$385	$—	$800	$—	$1,185
EME's long-term debt(1)	856	285	899	356	476	3,315	6,187
EME's junior subordinated debentures(2)	—	—	—	—	—	155	155
EME's preferred securities(2)	—	—	164	—	—	—	164
EME's operating lease obligations	319	364	445	481	480	4,569	6,658
EME's purchase obligations:
Capital improvements	42	23	15	—	—	—	80
Fuel supply contracts	729	688	475	311	153	1,084	3,440
Gas transportation agreements	7	7	7	7	7	65	100
Other contractual obligations	11	10	4	4	4	9	42

Total Contractual Obligations	$1,964	$1,377	$2,394	$1,159	$1,920	$9,197	$18,011

(1)
See "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 11. Financial Instruments" for additional details.

(2)
See "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 13. Preferred Securities and Junior Subordinated Debentures" for additional details.

Operating Lease Obligations

        At December 31, 2003, minimum operating lease payments were primarily related to long-term leases for the Collins, Powerton, Joliet and Homer City power plants. In connection with the 1999 acquisition of the Illinois Plants, EME assigned the right to purchase the Collins gas and oil-fired power plant to third-party lessors. The third-party lessors purchased the Collins Station for $860 million and leased the plant to EME. During 2000, EME entered into sale-leaseback transactions for equipment, primarily the Illinois peaker power units, and for two power facilities, the Powerton and Joliet coal fired stations located in Illinois, with third-party lessors. In August 2002, EME exercised its option and repurchased the Illinois peaker power units. During the fourth quarter of 2001, EME entered into a sale-leaseback transaction for the Homer City coal-fired facilities located in Pennsylvania, with third-party lessors. Total minimum lease payments during the next five years are $290 million in 2004, $343 million in 2005, $427 million in 2006, $465 million in 2007, and $466 million in 2008. At December 31, 2003, the minimum lease payments due after 2008 were $4.5 billion. For further discussion, see "—Off-Balance Sheet Transactions—Sale-Leaseback Transactions."

Fuel Supply Contracts

        At December 31, 2003, EME's subsidiaries had contractual commitments to purchase and/or transport coal and fuel oil. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses in some cases.

Gas Transportation Agreement

        At December 31, 2003, EME had a contractual commitment to transport natural gas. EME is committed to pay its share of the fixed monthly capacity charges under the gas transportation agreement which has a term of 15 years.

Other Contractual Obligations

        At December 31, 2003, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

        EME Homer City entered into a Coal Cleaning Agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of approximately $260 thousand per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage. The agreement expired on August 31, 2002 and was renewed with the same terms through December 31, 2005, with a two-year extension option.

Commercial Commitments

Introduction

        EME and certain of is subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantee of debt and indemnifications.

Standby Letters of Credit

        At December 31, 2003, standby letters of credit aggregated $145 million and were scheduled to expire as follows: 2004—$93 million; 2005—$13 million; and 2008 and thereafter—$39 million.

Guarantees and Indemnities

Tax Indemnity Agreements—

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

Indemnities Provided as Part of the Acquisition of the Illinois Plants—

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At December 31, 2003, Midwest Generation had $10 million recorded as a liability related to this matter and had made $1 million in payments.

Indemnity Provided as Part of the Acquisition of the Homer City Facilities—

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

Indemnities Provided under Asset Sale Agreements—

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

        Brooklyn Navy Yard is a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. EME's wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard Cogeneration Partners,

L.P. for any payments due under this settlement agreement, which are scheduled through 2006. At December 31, 2003, EME recorded a liability of $14 million related to this indemnity.

Guarantee of 50% of TM Star Fuel Supply Obligations—

        TM Star was formed for the limited purpose of selling natural gas to March Point Cogeneration Company, an affiliate through common ownership, under a fuel supply agreement that extends through December 31, 2011. TM Star has entered into fuel purchase contracts with unrelated third parties to meet a portion of the obligations under the fuel supply agreement. EME has guaranteed 50% of TM Star's obligation under the fuel supply agreement to March Point Cogeneration Company. Due to the nature of the obligation under this guarantee, a maximum potential liability cannot be determined. TM Star has met its obligations to March Point Cogeneration Company, and, accordingly, no claims against this guarantee have been made. TM Star was merged into March Point Cogeneration Company effective as of January 16, 2004, and this guarantee terminated by operation of law as of that date.

Capacity Indemnification Agreements—

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of December 31, 2003, if payment were required, would be $181 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract.

Bank Indemnity under a Letter of Credit Supporting ISAB Energy's Debt Service Reserve Account—

        EME agreed to indemnify its lenders under its credit facilities from amounts drawn on a $26 million letter of credit issued for the benefit of the lenders to ISAB Energy, a 49% unconsolidated affiliate, in lieu of ISAB Energy funding a debt service reserve account using additional equity contributions. Accordingly, a default under ISAB Energy's project debt could result in a draw under the letter of credit which, in turn, would result in a borrowing under EME's credit facilities. The letter of credit is renewed each six-month period or until ISAB Energy funds the debt service account. The indemnification is subject to the maximum amount drawn under the letter of credit. EME has not recorded a liability related to this indemnity.

Subsidiary Indemnity to Central Maine Power Company for Value of Points of Delivery—

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

Subsidiary Guarantees for Performance of Unconsolidated Affiliates—

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

Contingencies

Legal Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 2, 2002, the United States Justice Foundation announced that it had filed a complaint in the Superior Court of the State of California, Los Angeles County, against the California Department of Water Resources, all sellers of power under long-term energy contracts entered into in 2001, including Sunrise Power Company, and Vikram Budhraja, one of the consultants involved in the negotiation of energy contracts on behalf of the California Department of Water Resources. The lawsuit asks the Superior Court to void all the contracts entered into in 2001, as well as all the contracts renegotiated in 2002, as a result of a purported conflict of interest by Mr. Budhraja. Sunrise Power Company was not served with the complaint. On November 25, 2003, the plaintiffs filed a voluntary dismissal with prejudice of this lawsuit. The dismissal was entered by the court on December 2, 2003.

        On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the U.S. District Court, Northern District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue. On July 9, 2003, Judge Whaley of the U.S. District Court concluded the federal court lacked jurisdiction and remanded the case to the originating San Francisco Superior Court. Defendants, including Sunrise Power Company, have stipulated to respond to the complaint thirty days after it is assigned to a specific court of the San Francisco Superior Court. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties has again removed the lawsuit to federal court, where it is currently pending (subject to remand). EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

Off-Balance Sheet Transactions

Introduction

        EME has off-balance sheet transactions in two principal areas: investments in projects accounted for under the equity method and operating leases resulting from sale-leaseback transactions.

Investments Accounted for under the Equity Method

        Investments in which EME has a 50% or less ownership interest are accounted for under the equity method in accordance with current accounting standards. Under the equity method, the project assets and related liabilities are not consolidated in EME's consolidated balance sheet. Rather, EME's financial statements reflect its investment in each entity and it records only its proportionate ownership share of net income or loss. These investments are of three principal categories.

        Historically, EME has invested in qualifying facilities, those which produce electrical energy and steam, or other forms of energy, and which meet the requirements set forth in the Public Utility Regulatory Policies Act. See "Item 1. Business—Regulatory Matters—U.S. Federal Energy Regulation." These regulations limit EME's ownership interest in qualifying facilities to no more than 50% due to EME's affiliation with Southern California Edison, a public utility. For this reason, EME owns a number of domestic energy projects through partnerships in which it has a 50% or less ownership interest.

        On an international basis, for purposes of risk mitigation, EME has often invested in energy projects with strategic partners where its ownership interest is 50% or less.

        Entities formed to own these projects are generally structured with a management committee or board of directors in which EME exercises significant influence but cannot exercise unilateral control over the operating, funding or construction activities of the project entity. EME's energy projects have generally secured long-term debt to finance the assets constructed and/or acquired by them. These financings generally are secured by a pledge of the assets of the project entity, but do not provide for any recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's project investment, but would generally not require EME to contribute additional capital. At December 31, 2003, entities which EME has accounted for under the equity method had indebtedness of $6 billion, of which $3 billion is proportionate to EME's ownership interest in these projects.

Sale-Leaseback Transactions

        EME has entered into sale-leaseback transactions related to the Collins, Powerton and Joliet plants in Illinois and the Homer City facilities in Pennsylvania. See "—Contractual Obligations, Commitments and Contingencies—Operating Lease Obligations." Each of these transactions was completed and accounted for in accordance with Statement of Financial Accounting Standards No. 98, which requires, among other things, that all of the risk and rewards of ownership of assets be transferred to a new owner without continuing involvement in the assets by the former owner other than as normal for a lessee. These transactions were entered into to provide a source of capital either to fund the original acquisition of the assets or to repay indebtedness previously incurred for the acquisition. In each of these transactions, the assets (or, in the case of the Collins Station, the rights to purchase them) were sold to and then leased from owner/lessors owned by independent equity investors. In addition to the equity invested in them, these owner/lessors incurred or assumed long-term debt, referred to as lessor debt, to finance the purchase of the assets. In the case of Powerton and Joliet and Homer City, the lessor debt takes the form generally referred to as secured lease obligation bonds. In the case of Collins, the lessor debt takes the form of lessor notes as described in the footnote to the table below.

        EME's subsidiaries account for these leases as financings in their separate financial statements due to specific guarantees provided by EME or another one its subsidiaries as part of the sale-leaseback transactions. These guarantees do not preclude EME from recording these transactions as operating leases in its consolidated financial statements, but constitute continuing involvement under SFAS No. 98 that precludes EME's subsidiaries from utilizing this accounting treatment in their separate subsidiary financial statements. Instead, each subsidiary continues to record the power plants as assets in a similar manner to a capital lease and records the obligations under the leases as lease financings. EME's subsidiaries, therefore, record depreciation expense from the power plants and interest expense from the lease financing in lieu of an operating lease expense which EME uses in preparing its consolidated financial statements. The treatment of these leases as an operating lease in its consolidated financial statements in lieu of a lease financing, which is recorded by EME's subsidiaries, results in an increase in consolidated net income by $81 million, $89 million and $55 million in 2003, 2002 and 2001, respectively.

        The lessor equity and lessor debt associated with the sale-leaseback transactions for the Collins, Powerton, Joliet and Homer City assets are summarized in the following table:

Power Station(s)	Acquisition Price	Equity Investor	Equity Investment in Owner/Lessor	Amount of Lessor Debt	Maturity Date of Lessor Debt
	(in millions)
Collins	$860	PSEG	$117	$774	(i	)
Powerton/Joliet	1,367	PSEG/Citicapital	238	333.5	2009
				813.5	2016
Homer City	1,591	GECC	798	300	2019
				530	2026

PSEG—PSEG Resources, Inc.

GECC—General Electric Capital Corporation

(i)
The owner/lessor under the Collins Station lease issued notes in the amount of the lessor debt to Midwest Funding LLC, a funding vehicle which is owned by Broad Street Contract Services, Inc. These notes mature in January 2014 and are referred to as the lessor notes. Midwest Funding LLC, in turn, entered into a commercial paper and loan facility with a group of banks pursuant to which it borrowed the funds required for its purchase of the lessor notes. These borrowings are currently scheduled to mature in December 2004 and are referred to as the lessor borrowings.

The rent under the Collins Station lease includes both a fixed component and a variable component, which is affected by movements in defined interest rate indices. If the lessor borrowings are not repaid at maturity, by a refinancing or otherwise, the interest rate on them would increase at specified increments every three months, which would be reflected in adjustments to the Collins Station lease rent payments. EME's subsidiary lessee under the Collins Station lease may request the owner/lessor to cause Midwest Funding LLC to refinance the lessor borrowings in accordance with guidelines set forth in the lease, but such refinancing is subject to the owner/lessor's approval. If the lessor borrowings are not refinanced by December 2004 because the owner/lessor's approval is not obtained or a refinancing is not commercially available, rent under the Collins Station lease in 2005 would increase by approximately $9 million for the first quarter of 2005 and increase approximately $2 million for each subsequent quarter thereafter.

        The operating lease payments to be made by each of EME's subsidiary lessees are structured to service the lessor debt and provide a return to the owner/lessor's equity investors. Neither the value of the leased assets nor the lessor debt is reflected in EME's consolidated balance sheet. In accordance with generally accepted accounting principles, EME records rent expense on a levelized basis over the terms of the respective leases. To the extent that EME's cash rent payments exceed the amount levelized over the term of each lease, EME records prepaid rent. At December 31, 2003 and 2002, prepaid rent on these leases was $214 million and $117 million, respectively. To the extent that EME's cash rent payments are less than the amount levelized, EME reduces the amount of prepaid rent.

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

        EME's minimum lease obligations under its power related leases are set forth under "—Contractual Obligations, Commitments and Contingencies—Operating Lease Obligations." Also see "—Agreement in Principle to Terminate the Collins Station Lease."

EME's Obligations to Midwest Generation

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

Years Ending December 31,	Amount
(in millions)
2004	$2
2005	2
2006	3
2007	3
2008	4
Thereafter	1,352

Total	$1,366

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

Environmental Matters and Regulations

Introduction

        EME is subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

State—Illinois

Air Quality

        In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The study, which is to be submitted between September 30, 2003 and September 30, 2004, also requires an evaluation of incentives to promote renewable energy and the establishment of a banking system for certifying credits from voluntary reductions of greenhouse gases. The law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations. Until the Illinois EPA issues its findings and proposes regulations in accordance with the findings, if such regulations are proposed, EME cannot evaluate the potential impact of this legislation on the operations of its facilities.

        Beginning with the 2003 ozone season (May 1 through September 30), EME has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard will be met by averaging the emissions of all EME's Illinois power plants. Beginning with the 2004 ozone season, Midwest Generation's facilities will become subject to the federally-mandated "NOx SIP Call" regulation that will cap ozone-season NOx emissions within a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. EME has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized as needed to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the pending NOx limitations.

Water Quality

        The Illinois EPA is reviewing the water quality standards for the DesPlaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from Joliet and Will County. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards have not been developed at this time. At this time no new standards have been proposed, so EME cannot estimate the financial impact of this review. However, the cost of additional cooling water treatment, if required, could be substantial.

State—Pennsylvania

Water Quality

        The discharge from the treatment plant receiving the wastewater stream from EME's Unit 3 flue gas desulfurization system at the Homer City facilities has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME has been notified by the Pennsylvania Department of Environmental Protection (PADEP) that it has been included in the Quarterly Noncompliance Report submitted to the United States EPA. EME has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME has also discussed these approaches for resolving the water quality issues with PADEP. Pilot studies are underway, but until they are completed and the results are evaluated, EME cannot estimate the costs to comply with these selenium limits. After the results of the pilot studies are evaluated, EME will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and then instruct the contractor to make the necessary improvements. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

Clean Air Act

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

Mercury Maximum Achievable Control Technology Determination

        In December 2000, the United States Environmental Protection Agency (EPA) announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. On December 15, 2003, EPA issued proposed rules for regulating mercury emissions from coal-fired power plants. EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On

February 24, 2004, the EPA announced a Supplemental Notice of Proposed Rulemaking that provides more details on their emissions cap and trade proposal for mercury. At this time, EPA anticipates finalizing the regulations in December, 2004, with controls required to be in place by some time between the end of 2007 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

        Management's preliminary estimate is that the mercury regulations may require EME to spend up to $300 million for capital improvements at its Homer City facilities in the 2006-2010 time frame, although the timing will depend on the which proposal is adopted. Until the mercury regulations are finalized, EME cannot fully evaluate the potential impact of these regulations on the operations of all its facilities. Additional capital costs related to these regulations could be required in the future and they could be material, depending upon the final standards adopted by the EPA.

National Ambient Air Quality Standards

        New ambient air quality standards for ozone, coarse particulate matter and fine particulate matter were adopted by the EPA in July 1997. It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the EPA's revised ozone and fine particulate matter ambient air quality standards.

        Because of the delays resulting from the litigation over the new standards, the EPA's new schedule for implementing the ozone and fine particulate matter standards calls for designation of attainment and non-attainment areas under the two standards in 2004. Once these designations are published, states will be required to revise their implementation plans to achieve attainment of the revised standards. The revised SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

        In December 2003, the EPA proposed rules that would require states to revise their SIPs to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. This proposed "Interstate Air Quality" rule is designed to be completed before states must revise their SIPs to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Illinois and Pennsylvania. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015. The EPA is expected to issue final rules in December 2004.

        At this time, EME cannot predict the emission reduction targets that the EPA will ultimately adopt or the specific timing for compliance with those targets. In addition, any additional obligations on EME's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, EME may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

New Source Review Requirements

        On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities, not including EME, for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.

        Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below). In January 2004, EPA announced new enforcement actions against several power generating facilites.

        On December 31, 2002, the EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

        A federal district court, ruling on a lawsuit filed by EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        On October 27, 2003, EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

        Prior to EME's purchase of the Homer City facilities, the EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the EPA. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the EPA related to these same plants. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the EPA with respect to any of EME's United States facilities.

        EPA's enforcement policy on alleged NSR violations is currently uncertain. These developments will continue to be monitored by EME to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by EME or its subsidiaries, or on EME's results of operations or financial position.

Clean Water Act—Cooling Water Intake Structures

        On February 16, 2004, the Administrator of the EPA signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. EME is in the process of evaluating this regulation, which could have a material impact on some of EME's United States facilities.

Federal Legislative Initiatives

        There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation and Asbestos

        Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

        The cost of investigation, remediation or removal of these substances may be substantial. In connection with the ownership and operation of EME's facilities, EME may be liable for these costs. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the remediation of contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with the ownership and operation of its facilities, EME may be liable for these costs.

        With respect to EME's liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at our sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

        Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME may be liable for these costs. EME has agreed to indemnify the sellers of the Illinois Plants and the Homer City facilities with respect to specified environmental liabilities. See "—Contractual Obligations, Commitments and Contingencies—Commercial Commitments" for a discussion of these indemnities.

International

United Nations Framework Convention on Climate Change

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

        In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Apart from the Kyoto Protocol, EME may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions. To date, none have passed through Congress. In addition, there have been several petitions from states and other parties to compel the EPA to regulate greenhouse gases under the Clean Air Act. The EPA denied on September 3, 2003, a petition by Massachusetts, Maine and Connecticut to compel EPA under the Clean Air Act to require EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit), and, the D.C. Circuit has granted intervention requests from 10 states that support EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

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

        With the exception of Turkey, all of the countries identified have ratified the United Nations Framework Convention on Climate Change, as well as signed the Kyoto Protocol. Italy, New Zealand, Spain, Thailand, and the United Kingdom have also ratified the Kyoto Protocol, and, with the exception of Australia and the United States, all of the other remaining countries are expected to do so by mid-2004.

        For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it. Currently, the countries ratifying the Kyoto Protocol account for 44.2% of carbon dioxide emissions. Although Russia also indicated at the Johannesburg Summit in September 2002 its desire to ratify the treaty, it stepped back from that position in late 2003 and has yet to set a date for ratification. Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is essential to bring the treaty into effect.

        If EME does become subject to limitations on emissions of carbon dioxide from its fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on their operations.

United Nations Proposed Framework Convention on Mercury

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

        The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial Environment Forum. However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States approach: 1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action, 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury, 3) recommends the establishment of a "Mercury Program" within UNEP, 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization, and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

        If EME does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on their operations.

MARKET RISK EXPOSURES

Introduction

        EME's primary market risk exposures are associated with the sale of electricity from and the procurement of fuel for its uncontracted generating plants. These market risks arise from fluctuations in electricity and fuel prices, emission allowances, transmission rights, interest rates and foreign currency exchange rates. EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "—Management's Overview, Risks Related to the Business and Critical Accounting Policies" and "—Liquidity and Capital Resources—Credit Ratings" for a discussion of market developments and their impact on EME's credit and the credit of its counterparties.

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

        A discussion of commodity price risk by region is set forth below.

Americas

Introduction

        EME performs a "value at risk" analysis in its daily business to measure, monitor and control its overall market risk exposure in respect of its Illinois Plants, its Homer City facilities, and its trading positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        Electric power generated at EME's domestic merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term transactions with terms of two years or less or, in the case of the Homer City facilities, to the PJM and/or the New York Independent System Operator (NYISO). As discussed further below, beginning in 2003, EME has been selling a significant portion of the power generated from its Illinois Plants into wholesale power markets.

Illinois Plants

        Energy generated at the Illinois Plants has historically been sold under three power purchase agreements between EME's wholly owned subsidiary, Midwest Generation, and Exelon Generation Company, in which Exelon Generation purchases capacity and has the right to purchase energy generated by the Illinois Plants. The power purchase agreements, which began on December 15, 1999 and expire in December 2004, provide for capacity and energy payments. Exelon Generation is obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The capacity payments provide the Illinois Plants revenue for fixed charges, and the energy payments compensate the Illinois Plants for all, or a portion of, variable costs of production.

        Approximately 65% of the energy and capacity sales from the Illinois Plants in 2003 were to Exelon Generation under the power purchase agreements. As a result of notices given in 2003, Midwest Generation's reliance on sales into the wholesale market will increase in 2004 from 2003. As discussed in detail below, 3,859 MW of Midwest Generation's generating capacity remains subject to power purchase agreements with Exelon Generation in 2004. 2004 is the final contract year under these power purchase agreements.

        In June 2003, Exelon Generation exercised its option to contract 687 MW of capacity and the associated energy output (out of a possible total of 1,265 MW subject to option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of capacity at the Crawford Unit 7, Waukegan Unit 6 and Will County Unit 3 is no longer subject to the power purchase agreement beginning January 1, 2004. For 2004, Exelon Generation will have 2,383 MW of capacity related to its coal-fired generation units under contract with Midwest Generation.

        In October 2003, Exelon Generation exercised its option to retain under a power purchase agreement for calendar year 2004 the 1,084 MW of capacity and energy from Midwest Generation's Collins Station. Exelon Generation also exercised its option to release from a related power purchase agreement 302 MW of capacity and energy (out of a possible total of 694 MW subject to the option) from Midwest Generation's natural gas and oil-fired peaking units, thereby retaining under that contract 392 MW of the capacity and energy of such units for calendar year 2004.

        The energy and capacity from any units which are not subject to one of the power purchase agreements with Exelon Generation will be sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, EME is subject to market risks related to the price of energy and capacity described above. EME expects that capacity prices for merchant energy sales will, in the near term, be negligible in comparison to those Midwest Generation currently receives under its existing agreements with Exelon Generation (the possibility of minimal revenues is due to the current oversupply conditions in this marketplace). EME further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which EME believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices. EME intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

        During 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants are expected to be direct "wholesale customers" and broker-arranged "over-the-counter customers." The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into Cinergy," "Into ComEd" and "Into AEP" are bilateral markets for the sale or purchase of electrical energy for future delivery. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit, and cash margining arrangements.

        The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for 2003. Due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation. Market prices are included for "Into Cinergy" for illustrative purposes.

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$42.62	$20.77	$30.81	$44.38	$21.46	$32.00
February	54.43	23.13	37.81	58.09	24.00	39.99
March	47.96	22.35	33.92	51.68	24.34	36.69
April	39.12	15.05	26.67	41.12	15.96	28.11
May	29.59	10.80	19.57	28.89	10.68	19.18
June	30.27	8.17	19.22	28.41	8.31	18.36
July	41.63	12.81	27.07	39.15	11.72	25.29
August	48.75	13.84	29.61	48.80	13.53	29.46
September	27.44	9.85	17.67	28.07	10.36	18.23
October	24.47	12.01	18.17	24.95	13.51	19.17
November	24.78	14.32	18.51	23.66	14.61	18.23
December	34.72	12.49	22.56	34.71	14.73	23.73

Yearly Average	$37.15	$14.63	$25.13	$37.66	$15.27	$25.70

(1)
On-peak refers to the hours of the day between 6:00 a.m. and 10:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2004 and calendar year 2005 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales "Into ComEd" and "Into Cinergy" during 2003. These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

Forward Energy Prices	Into ComEd*
	2004			2005
Date
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January 31, 2003	$45.50	$18.75	$30.83	$40.75	$19.50	$29.10
February 28, 2003	41.15	18.25	28.78	39.75	19.00	28.88
March 31, 2003	37.00	16.75	26.76	38.75	17.75	28.14
April 30, 2003	34.39	16.25	25.12	36.75	17.25	26.35
May 31, 2003	31.09	15.75	22.35	33.50	16.75	24.31
June 30, 2003	34.17	17.25	25.52	36.00	18.25	26.93
July 31, 2003	44.72	20.00	31.16	45.50	21.00	31.54
August 30, 2003	43.72	19.00	30.70	44.50	20.00	32.12
September 30, 2003	31.33	15.75	23.02	31.00	16.75	23.40
October 31, 2003	27.17	14.75	20.36	28.00	15.75	21.28
November 27, 2003	28.17	14.75	21.01	29.00	15.75	21.93
December 31, 2003	30.17	15.25	22.63	31.00	16.25	22.91
Forward Energy Prices	Into Cinergy*
	2004			2005
Date
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January 31, 2003	$45.00	$20.00	$31.29	$41.57	$21.38	$30.50
February 28, 2003	41.53	19.70	29.73	40.56	20.88	30.25
March 31, 2003	38.86	18.57	28.60	38.95	19.63	29.18
April 30, 2003	36.80	18.07	27.22	36.95	19.13	27.44
May 31, 2003	32.95	17.98	24.42	34.18	18.43	25.54
June 30, 2003	36.68	18.98	27.63	37.74	19.93	28.64
July 31, 2003	46.15	21.88	32.84	47.34	22.88	33.40
August 30, 2003	45.15	20.88	32.36	46.34	21.88	33.98
September 30, 2003	33.25	17.36	24.77	33.63	18.44	25.52
October 31, 2003	29.62	17.08	22.74	30.12	17.68	23.29
November 27, 2003	30.62	17.08	23.40	31.11	17.68	23.95
December 31, 2003	32.62	17.58	25.02	33.11	18.18	24.92

(1)
On-peak refers to the hours of the day between 6:00 a.m. and 10:00 p.m. Monday through Friday, excluding NERC holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Due to factors beyond Midwest Generation's control, market liquidity has decreased significantly since the beginning of 2002 and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities, resulting in far fewer creditworthy participants in these electricity markets. See "—Credit Risk," below.

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

        Under PJM's proposed revisions to the PJM Tariff, the integration of Commonwealth Edison into PJM could result in market power mitigation measures being imposed on future power sales by Midwest Generation in the NICA energy and capacity markets. See "Item 1. Business—Illinois Power Markets." In addition, power produced by Midwest Generation not under contract with Exelon Generation is sold using transmission obtained from Commonwealth Edison under its open-access tariff filed with the FERC, and the application of the PJM Tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation. EME and Midwest Generation have contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis and the imposition of market power mitigation measures proposed by PJM for the NICA energy and capacity markets. EME is unable to predict the outcome of these efforts, the effect of integration of Commonwealth Edison into PJM on an "islanded" basis, the effect of integration of American Electric Power into PJM, or any final integration configuration for PJM on the markets into which Midwest Generation sells its power.

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

        The following table depicts the average market prices per megawatt-hour in PJM during the past three years:

	24-Hour PJM Historical Energy Prices*
	2003	2002	2001
January	$36.56	$20.52	$36.66
February	46.13	20.62	29.53
March	46.85	24.27	35.05
April	35.35	25.68	34.58
May	32.29	21.98	28.64
June	27.26	24.98	26.61
July	36.55	30.01	30.21
August	39.27	30.40	43.99
September	28.71	29.00	22.44
October	26.96	27.64	21.95
November	29.17	25.18	19.58
December	35.89	27.33	19.66

Yearly Average	$35.08	$25.63	$29.07

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during 2003 were higher than the average historical market prices during 2002, although in September and October of each year the power prices were similar. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

        Sales made in the real-time or day-ahead market receive the actual spot prices at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME may enter into forward contracts with counterparties for forecasted generation in future periods. Currently, there is not a liquid market for entering into forward contracts at the Homer City busbar. A liquid market does exist for delivery to a collection of delivery points known as PJM West Hub, which EME's price risk management activities use to enter into forward contracts. EME's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the Homer City busbar, plus,

  •
  sales to third parties under such forward contracts at designated delivery points (generally the PJM West Hub) less the cost of purchasing power at spot prices at the same designated delivery points to fulfill obligations under such forward contracts.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, has the effect of raising prices at those delivery points affected by transmission congestion. During the past 12 months, an increase in transmission congestion at delivery points east of the Homer City facilities has resulted in prices at the PJM West Hub (which includes delivery points east of the Homer City facilities) being higher than those at the Homer City busbar. Thus, while forward prices at PJM West Hub have historically been higher than the prices at the Homer City busbar by less than 5%, increased congestion during the last 12 months at delivery points east of the Homer City facilities has resulted in prices at PJM West Hub being on average 6% higher than those at the Homer City busbar.

        By entering into forward contracts using the PJM West Hub as the delivery point, EME is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, EME has participated in purchasing fixed transmission rights in PJM, and may continue to do so in the future. A fixed transmission right provides the holder with a financial instrument to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME's price risk management activities include using fixed transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

        The following table sets forth the forward month-end market prices per megawatt-hour for the calendar 2004 and 2005 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub during 2003:

	24-Hour PJM West Forward Energy Prices*
	2004	2005
January 31, 2003	$43.03	$37.75
February 28, 2003	42.88	38.18
March 31, 2003	39.57	33.88
April 30, 2003	34.45	32.85
May 31, 2003	30.20	30.60
June 30, 2003	34.23	33.45
July 31, 2003	41.67	39.77
August 30, 2003	42.31	41.61
September 30, 2003	30.20	30.62
October 31, 2003	29.02	28.51
November 27, 2003	29.49	28.74
December 31, 2003	30.18	28.51

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

        The wholesale price of electricity has decreased significantly in recent years. The reduction has been driven principally by surplus generating capacity and increased competition. During 2003, prices were more volatile. There was further downward pressure on wholesale prices in the first part of the year followed by some recovery during the summer in prices and in the peak/off peak differentials for the upcoming winter period. That recovery tailed off towards the end of the year with a considerable narrowing in the peak/off peak differentials. Compliance with First Hydro's bond financing documents is subject to market conditions for electric energy and ancillary services, which are beyond First Hydro's control.

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

        Subsequently, in May 2003, the New Zealand government announced that it would establish a new governance body to be known as the Electricity Commission along with a set of rules to govern the market. The Electricity Governance Regulations and Rules were finalized in 2003. The Regulations came into force on January 16, 2004, and the Rules came into force during February and March of 2004.

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

        Submissions have been made in respect of the policy, which are currently being considered by the New Zealand government. Final details of the policy were released in September 2003, and it is expected that legislation will be passed in 2004.

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

Credit Risk

        In conducting EME's price risk management and trading activities, EME contracts with a number of utilities, energy companies and financial institutions, collectively referred to as counterparties. Due to factors beyond EME's control, a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities since the beginning of 2002, thereby potentially increasing exposure to the remaining counterparties. The reduction in the credit quality of traditional trading parties increases EME's credit risk. In addition, the decrease in market liquidity may require EME to rely more heavily on wholesale electricity sales to wholesale customer markets which may also increase EME's credit risk. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

        To manage credit risk, EME looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. EME measures, monitors and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EME also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. EME manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. A risk management committee regularly reviews the credit quality of EME's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

        EME measures credit risk exposure from counterparties of its merchant energy activities by the sum of: (i) 60 days of accounts receivable, (ii) current fair value of open positions, and (iii) a credit value at risk. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At December 31, 2003, the credit ratings of EME's counterparties were as follows:

S&P Credit Rating	December 31, 2003
(in millions)
A or higher	$101
A-	26
BBB+	82
BBB	57
BBB-	14
Below investment grade	—

Total	$280

        Exelon Generation accounted for 22%, 41% and 43% of EME's consolidated operating revenues in 2003, 2002 and 2001, respectively. EME expects the percentage to be less in 2004 because a smaller number of plants will be subject to contracts with Exelon Generation. See "Market Risk Exposures—Americas—Illinois Plants." Any failure of Exelon Generation to make payments under the power purchase agreements could adversely affect EME's results of operations and financial condition.

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

Interest Rate Risk

        MEHC has mitigated the risk of interest rate fluctuations associated with the $385 million term loan due 2006 by arranging for variable rate financing with interest rate swaps. Swaps covering interest accrued from January 2, 2002 to January 2, 2003 expired on January 2, 2003. Subsequently, MEHC entered into swaps that cover interest accrued from January 2, 2003 to July 2, 2004 and April 2, 2003 to July 2, 2004. A 10% fluctuation in market interest rates at December 31, 2003 would change the fair value of MEHC's interest rate swaps by approximately $237 thousand.

        The fair market value of MEHC's parent only total long-term obligations was $1.2 billion at December 31, 2003, compared to the carrying value of $1.2 billion. A 10% increase in market interest rates at December 31, 2003 would result in a decrease in the fair value of total long-term obligations by approximately $34 million. A 10% decrease in market interest rates at December 31, 2003 would result in an increase in the fair value of total long-term obligations by approximately $36 million.

        Interest rate changes affect the cost of capital needed to operate EME's projects and the lease costs under the Collins Station lease. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. Interest expense included $60 million, $34 million and $17 million of additional interest expense for the years 2003, 2002 and 2001, respectively, as a result of interest rate hedging mechanisms. EME has entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt. A 10% increase in market interest rates at December 31, 2003 would result in a $14 million increase in the fair value of EME's interest rate hedge agreements. A 10% decrease in market interest rates at December 31, 2003 would result in a $15 million decrease in the fair value of EME's interest rate hedge agreements. Based on the amount of variable rate long-term debt for which EME has not entered into interest rate hedge agreements and the amount of the Collins lease at December 31, 2003, a 100 basis point change in interest rates at December 31, 2003 would increase or decrease 2004 income before taxes by approximately $23 million.

        EME had short-term obligations of $52 million at December 31, 2003, consisting of promissory notes related to Contact Energy. The fair values of these obligations approximated their carrying values at December 31, 2003, and would not have been materially affected by changes in market interest rates. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of MEHC's total long-term obligations (including current portion) was $7.3 billion at December 31, 2003, compared to the carrying value of $7.4 billion. A 10% increase in market interest rates at December 31, 2003 would result in a decrease in the fair value of total long-term obligations by approximately $159 million. A 10% decrease in market interest rates at December 31, 2003 would result in an increase in the fair value of total long-term obligations by approximately $172 million.

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

        During 2003, foreign currencies in Australia, New Zealand and the U.K. increased in value compared to the U.S. dollar by 34%, 25% and 11%, respectively (determined by the change in the exchange rates from December 31, 2002 to December 31, 2003). The increase in value of these currencies was the primary reason for the foreign currency translation gain of $154 million during 2003. A 10% increase in the exchange rates at December 31, 2003 would result in foreign currency translation gains of $329 million. A 10% decrease in the exchange rates at December 31, 2003 would result in foreign currency translation gains of $40 million.

        Contact Energy enters into foreign currency forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the ordinary course of business. The contracts are primarily in Australian and U.S. dollars with varying maturities through February 2006. At December 31, 2003, the outstanding notional amount of the contracts totaled $29 million and the fair value of the contracts totaled $(2) million. A 10% decrease in the exchange rates at December 31, 2003 would result in a $2 million increase in the fair value of the contracts.

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

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type (in millions):

	December 31, 2003	December 31, 2002
Derivatives:
Interest rate:
Interest rate swap/cap agreements	$(34)	$(56)
Interest rate options	(1)	(2)
Commodity price:
Electricity	(126)	(100)
Foreign currency forward exchange agreements	(2)	—
Cross currency interest rate swaps	(91)	(2)

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The fair value of outstanding derivative commodity price contracts that would be expected after a ten percent adverse price change at December 31, 2003 is $(143) million. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities (as of December 31, 2003) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(3)	$(4)	$1	$—	$—
Prices based on models and other valuation methods	(123)	19	8	(13)	(137)

Total	$(126)	$15	$9	$(13)	$(137)

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

        The fair value of the commodity financial instruments related to energy trading activities as of December 31, 2003 and December 31, 2002, are set forth below (in millions):

	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
Electricity	$104	$11	$109	$15
Other	—	1	—	2

Total	$104	$12	$109	$17

        The fair value of trading contracts that would be expected after a ten percent adverse price change at December 31, 2003 are shown in the table below (in millions):

	Fair Value	Fair Value After 10% Adverse Price Change
Electricity	$93	$94
Other	(1)	(1)

Total	$92	$93

        The change in the fair value of trading contracts for the year ended December 31, 2003, was as follows (in millions):

Fair value of trading contracts at January 1, 2003	$92
Net gains from energy trading activities	40
Amount realized from energy trading activities	(40)

Fair value of trading contracts at December 31, 2003	$92

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of December 31, 2003) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$—	$—	$—	$—	$—
Prices based on models and other valuation methods	92	(3)	5	9	81

Total	$92	$(3)	$5	$9	$81

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information responding to Item 7A is filed with this report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

        There have not been any changes in MEHC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, MEHC's internal control over financial reporting.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Mission Energy Holding Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mission Energy Holding Company and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 on page 191 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, Edison Mission Energy's largest subsidiary, Edison Mission Midwest Holdings has $693 million in debt that matures in December 2004. Uncertainty regarding the ability of the Company to repay or refinance this obligation raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is described in Note 11. The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

        As explained in Note 2 to the financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and for the impairment or disposal of long-lived assets, effective January 1, 2001, for goodwill and other intangible assets, effective January 1, 2002, for debt extinguishments, effective October 1, 2002, for asset retirement obligations, effective January 1, 2003, financial instruments with characteristics of both debt and equity, effective July 1, 2003, and certain variable interest entities, effective December 31, 2003.

PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2004

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Operating Revenues
Electric revenues	$3,077,355	$2,679,344	$2,411,544
Net gains from price risk management and energy trading	44,322	27,498	36,241
Operation and maintenance services	58,899	42,881	40,652

Total operating revenues	3,180,576	2,749,723	2,488,437

Operating Expenses
Fuel	1,102,869	943,639	814,531
Plant operations and transmission costs	912,440	765,138	706,697
Plant operating leases	205,561	205,904	133,317
Operation and maintenance services	28,752	28,958	26,465
Depreciation and amortization	290,072	247,486	263,646
Settlement of postretirement employee benefit liability	—	(70,654)	—
Asset impairment and other charges	304,042	130,863	59,055
Administrative and general	175,020	168,972	180,186

Total operating expenses	3,018,756	2,420,306	2,183,897

Operating income	161,820	329,417	304,540

Other Income (Expense)
Equity in income from unconsolidated affiliates	367,676	282,932	374,096
Interest and other income	9,813	25,491	39,438
Gain on sale of assets	13,000	4,934	41,313
Gain on early extinguishment of debt	—	—	10,094
Interest expense	(657,891)	(611,521)	(624,340)
Dividends on preferred securities	(11,318)	(21,176)	(22,271)

Total other income (expense)	(278,720)	(319,340)	(181,670)

Income (loss) from continuing operations before income taxes and minority interest	(116,900)	10,077	122,870
Provision (benefit) for income taxes	(85,280)	(20,156)	66,258
Minority interest	(39,476)	(27,159)	(22,157)

Income (Loss) From Continuing Operations	(71,096)	3,074	34,455
Income (loss) from operations of discontinued subsidiaries (including loss on disposal of $1.1 billion in 2001), net of tax (Note 8)	1,008	(57,329)	(1,219,253)

Loss Before Accounting Change	(70,088)	(54,255)	(1,184,798)
Cumulative effect of change in accounting, net of tax (Note 2)	(8,571)	(13,986)	15,146

Net Loss	$(78,659)	$(68,241)	$(1,169,652)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$653,587	$734,374
Accounts receivable—trade, net of allowance of $6,470 in 2003 and $13,113 in 2002	353,887	296,193
Accounts receivable—affiliates	33,914	41,478
Assets under price risk management and energy trading	48,355	33,742
Inventory	165,531	176,437
Prepaid expenses and other	203,750	169,312

Total current assets	1,459,024	1,451,536

Investments in Unconsolidated Affiliates	1,607,226	1,645,253

Property, Plant and Equipment	8,684,811	7,649,791
Less accumulated depreciation and amortization	1,262,660	888,060

Net property, plant and equipment	7,422,151	6,761,731

Other Assets
Goodwill	867,164	659,837
Deferred financing costs	92,896	90,187
Long-term assets under price risk management and energy trading	96,990	112,571
Restricted cash	339,178	411,967
Rent payments in excess of levelized rent expense under plant operating leases	213,686	117,413
Other long-term assets	154,187	105,733

Total other assets	1,764,101	1,497,708

Assets of Discontinued Operations	6,122	10,273

Total Assets	$12,258,624	$11,366,501

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2003	2002
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$3,072	$12,985
Accounts payable and accrued liabilities	479,966	456,540
Liabilities under price risk management and energy trading	167,961	45,494
Interest payable	160,989	152,231
Short-term obligations	52,418	77,551
Current maturities of long-term obligations	855,845	1,089,918

Total current liabilities	1,720,251	1,834,719

Long-Term Obligations Net of Current Maturities	6,497,391	6,033,775

Long-Term Deferred Liabilities
Deferred taxes and tax credits	1,293,852	1,180,900
Deferred revenue	577,453	454,438
Long-term incentive compensation	29,695	29,486
Long-term liabilities under price risk management and energy trading	138,098	169,219
Junior subordinated debentures (Notes 2 and 13)	154,639
Preferred securities subject to mandatory redemption (Notes 2 and 13)	164,050
Other	318,219	219,703

Total long-term deferred liabilities	2,676,006	2,053,746

Liabilities of Discontinued Operations	581	3,024

Total Liabilities	10,894,229	9,925,264

Minority Interest	514,978	423,844

Preferred Securities of Subsidiaries (Notes 2 and 13)
Company-obligated mandatorily redeemable security of partnership holding solely parent debentures		150,000
Subject to mandatory redemption		131,225

Total preferred securities of subsidiaries		281,225

Commitments and Contingencies (Notes 11, 12, 17 and 18)
Shareholder's Equity
Common stock, par value $0.01 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,218,353	2,218,285
Retained deficit	(1,344,093)	(1,265,171)
Accumulated other comprehensive loss	(24,843)	(216,946)

Total Shareholder's Equity	849,417	736,168

Total Liabilities and Shareholder's Equity	$12,258,624	$11,366,501

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(In thousands)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholder's Equity
Balance at December 31, 2000	2,693,536	401,396	(146,748)	2,948,184
Net loss		(1,169,652)		(1,169,652)
Other comprehensive loss			(155,879)	(155,879)
Cash dividends to parent	(479,331)	(428,388)		(907,719)
Other stock transactions, net	1,920			1,920

Balance at December 31, 2001	2,216,125	(1,196,644)	(302,627)	716,854
Net loss		(68,241)		(68,241)
Other comprehensive income			85,681	85,681
Stock option price appreciation on options exercised		(286)		(286)
Capital contributions from parent	600			600
Other stock transactions, net	1,560			1,560

Balance at December 31, 2002	2,218,285	(1,265,171)	(216,946)	736,168
Net loss		(78,659)		(78,659)
Other comprehensive income			192,103	192,103
Stock option price appreciation on options exercised		(263)		(263)
Other stock transactions, net	68			68

Balance at December 31, 2003	$2,218,353	$(1,344,093)	$(24,843)	$849,417

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net Loss	$(78,659)	$(68,241)	$(1,169,652)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense (benefit) of $5,271, $3,775 and $(1,349) for 2003, 2002 and 2001, respectively	153,860	124,762	(50,710)
Reclassification adjustments for sale of investment in a foreign subsidiary	—	—	64,065
Minimum pension liability adjustment	(519)	(10,603)	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense (benefit) of $5,562 and $(124,447) for 2002 and 2001, respectively	—	6,357	(245,745)
Other unrealized holding gains (losses) arising during period, net of income tax expense of $3,387, $5,752 and $62,545 for 2003, 2002 and 2001, respectively	48,742	(34,501)	60,082
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(1,026), $3,722 and ($7,795) for 2003, 2002 and 2001, respectively	(9,980)	(334)	16,429

Other comprehensive income (expense)	192,103	85,681	(155,879)

Comprehensive Income (Loss)	$113,444	$17,440	$(1,325,531)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Income (loss) from continuing operations, after accounting change, net	$(79,667)	$(10,912)	$49,601
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(367,676)	(282,932)	(374,096)
Distributions from unconsolidated affiliates	415,964	337,553	235,915
Depreciation and amortization	290,072	247,486	263,646
Amortization of discount on obligations	4,314	4,054	7,072
Minority interest	39,476	27,159	22,157
Deferred taxes and tax credits	13,266	203,486	88,347
Gain on sale of assets	(13,000)	(4,934)	(41,313)
Asset impairment charges	304,042	130,863	59,055
Cumulative effect of change in accounting, net of tax	8,571	13,986	(15,146)
Settlement of postretirement employee benefit liability	—	(70,654)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,809	250,296	109,440
Decrease (increase) in inventory	16,739	(5,936)	(44,582)
Decrease in prepaid expenses and other	27,212	2,355	19,177
Increase in rent payments in excess of levelized rent expense	(96,273)	(96,811)	(20,600)
Increase (decrease) in accounts payable and accrued liabilities	(22,126)	3,119	(410,283)
Increase in interest payable	135,401	144,643	80,617
Decrease (increase) in net assets under risk management	21,260	(20,850)	14,854
Other operating, net	7,446	(3,108)	(31,518)

	713,830	868,863	12,343
Operating cash flow from discontinued operations	(1,434)	53,876	(113,101)

Net cash provided by (used in) operating activities	712,396	922,739	(100,758)

Cash Flows From Financing Activities
Borrowing on long-term debt and lease swap agreements	1,090,266	440,149	3,477,772
Payments on long-term debt agreements	(1,391,576)	(576,746)	(1,709,918)
Short-term financing and lease swap agreements, net	44,320	(123,721)	(788,641)
Contributions from parent	—	600	—
Cash dividends to parent	—	—	(907,719)
Cash dividends to minority shareholders	(42,654)	(39,130)	(15,786)
Funds provided to discontinued operations	—	—	(108,646)
Issuance of preferred securities	—	—	103,467
Redemption of preferred securities	—	—	(164,560)
Financing costs	(22,017)	—	(83,607)

	(321,661)	(298,848)	(197,638)
Financing cash flow from discontinued operations	—	(18,504)	(1,085,498)

Net cash used in financing activities	(321,661)	(317,352)	(1,283,136)

Cash Flows From Investing Activities
Investments in and loans to energy projects	(64,973)	(40,324)	(294,219)
Purchase of common stock of acquired companies	(277,513)	(15,987)	(97,225)
Purchase of power sales agreement	—	(80,084)	—
Capital expenditures	(126,428)	(554,450)	(241,242)
Proceeds from sale-leaseback transactions	—	—	782,000
Proceeds from return of capital and loan repayments	13,553	87,855	44,900
Proceeds from sale of interest in projects	40,639	48,843	185,545
Increase in restricted cash	(54,529)	(4,625)	(461,266)
Investments in other assets	(11,236)	253,352	18,448
Other, net	—	—	13,013

	(480,487)	(305,420)	(50,046)
Investing cash flow from discontinued operations	4,257	1,480	926,350

Net cash provided by (used in) investing activities	(476,230)	(303,940)	876,304

Effect of exchange rate changes on cash	4,815	24,739	(20,084)
Effect on cash from de-consolidation of subsidiary	—	(26,927)	—

Net increase (decrease) in cash and cash equivalents	(80,680)	299,259	(527,674)
Cash and cash equivalents at beginning of period	734,450	435,191	962,865

Cash and cash equivalents at end of period	653,770	734,450	435,191
Cash and cash equivalents classified as part of discontinued operations	(183)	(76)	(79,362)

Cash and cash equivalents of continuing operations	$653,587	$734,374	$355,829

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)

Note 1. General

Organization

        Mission Energy Holding Company (MEHC) is a wholly owned subsidiary of Edison Mission Group Inc. (formerly The Mission Group), a wholly owned, non-utility subsidiary of Edison International, the parent holding company of Southern California Edison Company. MEHC was formed on June 8, 2001 to engage in the financings described in Note 11—Financial Instruments—Long-Term Obligations. Prior to July 2, 2001, Edison Mission Group Inc. owned Edison Mission Energy (EME). On July 2, 2001, Edison Mission Group Inc. contributed to MEHC all of the outstanding common stock of EME. The contribution of EME's common stock to MEHC has been accounted for as a transfer of ownership of companies under common control, which is similar to a pooling of interest. This means that MEHC's historical financial results of operations and financial position include the historical financial results and results of operations of EME and its subsidiaries as though MEHC had such ownership throughout the periods presented. MEHC does not have any substantive operations other than through EME and its subsidiaries and other investments. Through MEHC's ownership of EME and its subsidiaries, MEHC is engaged in the business of owning or leasing and operating electric power generation facilities worldwide. Through EME, MEHC also conducts price risk management and energy trading activities in power markets open to competition. The inclusion in this report of information pertaining to EME or any of its subsidiaries should not be understood to mean that EME or any of its subsidiaries has agreed to pay or become liable for any debt of MEHC. EME and MEHC are separate entities with separate obligations.

Note 2. Summary of Significant Accounting Policies

Consolidations

        The consolidated financial statements include MEHC and its majority-owned subsidiaries and partnerships. All significant intercompany transactions have been eliminated. Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of MEHC.

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

Cash Equivalents

        Cash equivalents include time deposits and other investments totaling $437 million and $568 million at December 31, 2003 and 2002, respectively, with maturities of three months or less. All investments are classified as available-for-sale.

Investments

        Investments in unconsolidated affiliates with 50% or less voting stock are accounted for by the equity method. The majority of energy projects and all investments in oil and gas are accounted for under the equity method at December 31, 2003 and 2002. The equity method of accounting is generally used to account for the operating results of entities over which EME has a significant influence but in which EME does not have a controlling interest.

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

        Useful lives for property, plant, and equipment are as follows:

Furniture and office equipment	3-11 years
Building, plant and equipment	3-100 years
Emission allowances	25-35 years
Civil works	25-100 years
Leasehold improvements	Life of lease

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

Such capitalized interest is included in investment in energy projects and property, plant and equipment.

        Capitalized interest is amortized over the depreciation period of the major plant and facilities for the respective project.

	Years Ended December 31,
	2003	2002	2001
Interest incurred	$665	$616	$638
Interest capitalized	(7)	(4)	(14)

	$658	$612	$624

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

        MEHC accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates. Investment and energy tax credits are deferred and amortized over the term of the power purchase agreement of the respective project. MEHC does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because such earnings are reinvested indefinitely or would not be subject to additional income taxes if repatriated. Income tax accounting policies are discussed further in Note 14—Income Taxes.

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

Deferred Financing Costs

        Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization of these costs amounted to $111 million in 2003 and $81 million in 2002.

Revenue Recognition

        EME is primarily an independent power producer, operating a portfolio of wholly owned plants and plants which its ownership interest is 50% or less and which are accounted for under the equity method. In conjunction with its electric generation business, EME produces, as a by-product, thermal energy for sale to customers, principally steam hosts at cogeneration sites. EME's subsidiaries enter into power and fuel hedging, optimization transactions and energy trading contracts all subject to market conditions. EME's subsidiary executes these transactions primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, EME's subsidiaries generally act as the principal, take title to the commodities, and assume the risks and rewards of ownership. Therefore, EME's subsidiaries record settlement of non-trading physical forward contracts on a gross basis. Consistent with Emerging Issues Task Force No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Investments and Hedging Activities, and Not Held for Trading Purposes," EME nets the cost of purchased power against related third party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, EME's subsidiaries do not take title to the underlying commodity. Accordingly, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

        EME records revenue and related costs as electricity is generated or services are provided unless EME is subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and does not qualify for the normal sales and purchases exception. Where applicable, revenues are recognized under Emerging Issues Task Force Issued No. 91-6, "Revenue Recognition of Long Term Power Sales Contracts," ratably over the terms of the related contracts. Also included in deferred revenues is the deferred gain from the termination of the Loy Yang B power sales agreement.

Derivative Instruments

        SFAS No. 133, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        SFAS No. 133 sets forth the accounting requirements for cash flow hedges, fair value hedges and hedges of the net investment in a foreign operation. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. SFAS No. 133 provides that the changes in fair value of derivatives designated as fair value hedges and the corresponding changes in the fair value of the hedged risk attributable to a recognized asset, liability, or unrecognized firm commitment be recorded in earnings. If the fair value hedge is effective, the amounts recorded will offset in earnings. SFAS No. 133 provides that the effective portion of the gain or loss on an instrument designated and qualifying as a hedge of the net investment in a foreign operation be reported as foreign currency translation adjustments included as a component of other comprehensive income.

        Financial instruments that are utilized for trading purposes are measured at fair value and included in the balance sheet as assets or liabilities from energy trading activities. In the absence of quoted market prices, financial instruments are valued at fair value, considering time value, volatility of the underlying commodity, and other factors as determined by EME. Resulting gains and losses are recognized in net gains (losses) from price risk management and energy trading in the accompanying Consolidated Income Statements in the period of change. Assets from price risk management and energy trading activities include the fair value of open financial positions related to trading activities and the present value of net amounts receivable from structured transactions. Liabilities from price risk management and energy trading activities include the fair value of open financial positions related to trading activities and the present value of net amounts payable from structured transactions.

        Where EME's derivative instruments are subject to a master netting agreement and the criteria of FASB Interpretation (FIN) 39 "Offsetting of Amounts Related to Certain Contracts" are met, EME presents its derivative assets and liabilities on a net basis in its balance sheet.

Cumulative Effect of Change in Accounting Principle

        For the year ended December 31, 2001, EME recorded a $15 million, after tax, increase to net income and a $246 million, after tax, decrease to other comprehensive income as the cumulative effect of the adoption of SFAS No. 133, as amended and interpreted. For the year ended December 31, 2002, EME recorded a $6 million, after tax, increase to other comprehensive income as the cumulative effect of adoption of SFAS No. 133 as a result of a revised interpretation effective April 1, 2002.

Translation of Foreign Financial Statements

        Assets and liabilities of most foreign operations are translated at end of period rates of exchange, and the income statements are translated at the average rates of exchange for the year. Gains or losses from translation of foreign currency financial statements are included in comprehensive income in shareholder's equity. Gains or losses resulting from foreign currency transactions are normally included in other income in the consolidated statements of income. Foreign currency transaction gains/(losses) amounted to $2 million, $(8) million and $7 million for 2003, 2002 and 2001, respectively.

Stock-based Compensation

        At December 31, 2003, Edison International has three stock-based employee compensation plans, which are described more fully in Note 16—Stock Compensation Plans. EME accounts for those plans using the intrinsic value method. Upon grant, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if EME had used the fair value accounting method.

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(79)	$(68)	$(1,170)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(1)

Pro forma net loss	$(80)	$(69)	$(1,171)

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

        EME recorded a liability representing expected future costs associated with site reclamations, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$17
Accretion expense	2
Translation adjustments	3

Balance of asset retirement obligation as of December 31, 2003	$22

        Had SFAS No. 143 been applied retroactively in the years ended December 31, 2002 and 2001, it would not have had a material effect upon EME's results of operations. The pro forma liability for asset retirement obligation is not shown due to the immaterial impact on EME's consolidated balance sheet.

Statement of Financial Accounting Standards No. 145

        In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The standard, effective on January 1, 2003, was adopted by EME in the fourth quarter of 2002, which required EME to reclassify as part of Income from Continuing Operations, an extraordinary gain of $6 million, net of tax, recorded in December 2001. The extraordinary gain was attributable to the extinguishment of debt that was assumed by the third-party lessors in the December 2001 Homer City sale-leaseback transaction.

Statement of Financial Accounting Standards No. 149

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on EME's consolidated financial statements.

Statement of Financial Accounting Standards No. 150

        Effective July 1, 2003, EME adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate. At July 1, 2003, EME's company-obligated mandatorily redeemable securities and redeemable preferred stock were reclassified from the mezzanine equity section to the liability section of EME's consolidated balance sheet. Dividend payments on these instruments are being recorded as interest expense commencing July 1, 2003 on EME's consolidated statements of income. Prior period financial statements are not permitted to be restated for either of these changes. Therefore, there was no cumulative impact due to this accounting change incurred upon adoption. See disclosures regarding these preferred securities in Note 13—Preferred Securities and Junior Subordinated Debentures.

Emerging Issues Task Force No. 01-08

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

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME's consolidated financial statements. See disclosure regarding guarantees and indemnities in Note 17—Commitments and Contingencies.

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. Under FIN 46, an enterprise that will (1) absorb a majority of a variable interest entity's expected losses (if they occur), (2) receive a majority of a variable interest entity's expected residual returns (if they occur), or (3) both of the above, must consolidate the variable interest entity. The enterprise that consolidates the variable interest entity is called the primary beneficiary. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004.

Deconsolidation of Special Purpose Entities—

        In accordance with FIN 46, EME deconsolidated the following two financing entities:

  •
  Edison Mission Energy Funding Corp., which is referred to as EME Funding, was formed to obtain bond financing based on EME's ownership interest the Big 4 projects. The proceeds from the issuance of the bonds were loaned to four subsidiary holding companies of the Big 4 projects on terms that match the bonds. Accordingly, EME Funding has liabilities equal to the bonds and assets equal to the receivables from the subsidiary holding companies. The subsidiary holding companies have guaranteed the bonds issued by EME Funding. In order to comply with FIN 46, EME includes the debt obligations of EME holding companies to EME Funding in its consolidated balance sheet and no longer consolidates the assets and liabilities of this special purpose entity.

  •
  Mission Capital, L.P., a limited partnership, of which EME is the sole general partner, issued 6 million Cumulative Monthly Income Preferred Securities (referred to as MIPS) and invested the proceeds in junior subordinated deferrable interest debentures issued by EME. EME issued a guarantee in favor of the holders of the preferred securities, which guarantees the payments of distributions declared on the preferred securities, payments upon a liquidation of Mission Capital and payments on redemption with respect to any preferred securities called for redemption by Mission Capital. Accordingly, Mission Capital has liabilities equal to the MIPS and assets equal to the junior subordinated deferrable interest debentures due from EME. In order to comply with FIN 46, EME includes the junior subordinated deferrable interest debentures due to Mission Capital in its consolidated balance sheet and no longer consolidates the assets and liabilities of this special purpose entity.

Variable Interest Entities—

        EME has concluded that Brooklyn Navy Yard Cogeneration Partners L.P. (Brooklyn) is a variable interest entity in which EME may be the primary beneficiary since EME expects to absorb the majority of Brooklyn's losses, if any, and expects to receive a majority of Brooklyn's residual returns, if any. This determination is subject to further analysis of Brooklyn's long-term power sales agreement (see discussion of power contracts below). On December 31, 2003, EME agreed to sell its 50% partnership interest in Brooklyn to a third party. Completion of the sale, currently expected in the first quarter of 2004, is subject to closing conditions, including obtaining regulatory approval. If the sale is completed prior to March 31, 2004, EME will not be required to consolidate this entity regardless of the results of the power contract analysis described above. If the sale is not completed by this date, EME may be required to consolidate Brooklyn at March 31, 2004 based on the historical cost of the assets, liabilities and non-controlling interest. The consolidation of this entity would result in EME recording approximately a $44 million, after tax, decrease to net income as the cumulative effect of consolidating this variable interest entity. This loss is primarily due to cumulative losses allocated to the other 50% partner in excess of their equity contributions. If this loss was recorded, it would be reversed in a subsequent period if the sale was completed after March 31, 2004.

        Guidance related to implementation of FIN 46 is still evolving. Under an interpretation of FIN 46, a long-term power contract may constitute a variable interest in an asset that absorbs expected losses from the equity holders. If this interpretation were applied to EME's unconsolidated affiliates it could result in all of EME's unconsolidated affiliates related to project investments being classified as variable interest entities, although the primary beneficiary may be the counterparties to the long-term contracts (including the counterparty to the Brooklyn Navy Yard power and steam purchase agreement). EME maximum exposure to loss is generally limited to its investment in these entities.

Other Statement of Financial Accounting Standards No. 133 Guidance

        In June 2003, the Derivative Implementation Group of the FASB under Statement No. 133 Implementation Issue Number C20 issued clarifying guidance related to pricing adjustments in contracts that qualify under the normal purchases and normal sales exception under SFAS No. 133. This implementation guidance became effective on October 1, 2003. The guidance had no impact on EME's consolidated financial statements.

Emerging Issues Task Force No. 03-11

        In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in net gains (losses) from price risk management and energy trading in the accompanying Consolidated Income Statements. The consensus is effective prospectively for EME transactions or arrangements entered into or modified after September 30, 2003. The consensus had no impact on EME's consolidated financial statements.

Note 3. Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at December 31, 2003 and December 31, 2002 consisted of the following:

	2003	2002
Coal and fuel oil	$90	$111
Spare parts, materials and supplies	76	65

Total	$166	$176

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

        During the third quarter of 2002, EME concluded that fair value of the goodwill related to the Citizens Power LLC acquisition was impaired by $14 million, net of $9 million of income tax benefit and accordingly, reported this amount as a cumulative change in accounting. Estimates of fair value were determined using comparable transactions. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," EME's financial statements for the first quarter of 2002 were restated to reflect the accounting change as of January 1, 2002.

        Based on EME's annual evaluation of goodwill for 2003, EME determined through a fair value analysis conducted by third parties that the fair value of the Contact Energy and First Hydro reporting units was in excess of book value. Accordingly, no adjustment to impair goodwill at December 31, 2003 was necessary in accordance with SFAS No. 142.

        Included in "Other long-term assets" on EME's consolidated balance sheet at December 31, 2003 and 2002 are customer contracts with a gross carrying amount of $104 million and $97 million, respectively, and accumulated amortization of $12 million and $5 million, respectively. The contracts have a weighted average amortization period of 20 years. For the years ended December 31, 2003 and 2002, the amortization expense was $6 million and $5 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal years 2004 through 2008 is $6 million each year.

        Changes in the carrying amount of goodwill, by segment, for the year ended December 31, 2003 are as follows:

	Americas	Asia Pacific	Europe	Total
Carrying amount at December 31, 2002	$2	$384	$274	$660
Goodwill resulting from an acquisition(1)	—	39	—	39
Translation adjustments and other	—	138	30	168

Carrying amount at December 31, 2003	$2	$561	$304	$867

(1)
Represents goodwill resulting from Contact Energy's acquisition of the Taranaki Station in March 2003.

        The following table sets forth what net income would have been exclusive of goodwill amortization for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,
	2003	2002	2001
Reported net income (loss)	$(79)	$(68)	$(1,170)
Add back: Goodwill amortization, net of tax	—	—	16

Adjusted net income (loss)	$(79)	$(68)	$(1,154)

Note 5. Asset Impairment and Other Charges

        During 2003, EME recorded asset impairment charges of $304 million, consisting of $245 million related to eight small peaking plants owned by its indirect subsidiary, Midwest Generation, LLC (Midwest Generation), in Illinois and $53 million and $6 million to write-down the estimated net proceeds from the planned sale of the Brooklyn Navy Yard and Gordonsville projects, respectively. The impairment charge related to the peaking plants in Illinois resulted from a revised long-term outlook for capacity revenues from the peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market. The book value of these assets was written down from $286 million to an estimated fair market value of $41 million. The estimated fair market value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

        During 2002, EME recorded asset impairment and other charges of $131 million, consisting of $61 million relating to the write-off of capitalized costs associated with the termination of equipment purchase contracts with Siemens Westinghouse, $25 million related to the write-off of capitalized costs associated with the suspension of the Powerton Station SCR major capital improvement project at the Illinois Plants, and $45 million from a settlement agreement that terminated the obligation to build additional generation in Chicago.

        During 2001, EME recorded asset impairment and other charges of $59 million, consisting of $34 million to write-down the estimated net proceeds from the planned sale of the Commonwealth Atlantic, Gordonsville, Harbor and James River projects and $25 million related to the loss on the termination of a portion of EME's Master Turbine Lease.

Note 6. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), including the discontinued operations of the Ferrybridge and Fiddler's Ferry power plants and Lakeland project, consisted of the following:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment(1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(8)	$(198)	$(11)	$(217)
Current period change	153	39	—	192

Balance at December 31, 2003	$145	$(159)	$(11)	$(25)

(1)
The minimum pension liability adjustment is discussed under Note 15—Employee Benefit Plans—Pension Plans.

        The amount of commodity hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at December 31, 2003, was a loss of $77 million. The amount of interest rate hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at December 31, 2003, was a loss of $82 million.

        Unrealized losses on commodity hedges included those related to the hedge agreement with the State Electricity Commission of Victoria for electricity prices from the Loy Yang B project in Australia. This contract does not qualify under the normal sales and purchases exception because financial settlement of the contract occurs without physical delivery. These losses arise because current forecasts of future electricity prices in these markets are greater than contract prices. Unrealized losses on interest rate hedges included those related to EME's share of interest rate swaps of its unconsolidated affiliates, the Loy Yang B project and the Spanish Hydro project.

        As EME's hedged positions are realized, approximately $13 million, after tax, of the net unrealized losses on cash flow hedges at December 31, 2003 are expected to be reclassified into earnings during the next 12 months. Management expects that when the hedged items are recognized in earnings, the net unrealized losses associated with them will be offset. The maximum period over which EME has designated a cash flow hedge, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 13 years. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

        Interest rate swaps entered into to hedge the floating interest rate risk on the $385 million term loan due 2006 qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. At December 31, 2003 and 2002, MEHC recorded approximately $3 million, after tax, and $5 million, after tax, respectively, decrease to other comprehensive income resulting from unrealized holding losses on these contracts.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $13 million, $(2) million and $(1) million in 2003, 2002 and 2001, respectively, representing the amount of the ineffective portion of the cash flow hedges, reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement.

Note 7. Acquisitions and Dispositions

Acquisitions

Acquisition of Interest in CBK Power Co. Ltd.

        In February 2001, EME completed the acquisition of a 50% interest in CBK Power Co. Ltd. in exchange for $20 million. CBK Power operates under a 25-year build-rehabilitate-operate-transfer agreement with National Power Corporation for the 792 MW Caliraya-Botocan-Kalayaan (CBK) hydro electric complex located in the Republic of the Philippines, which EME refers to as the CBK project. Financing for this $460 million project consisted of equity commitments of $117 million, of which EME's 50% share was $59 million, and debt financing which is in place for the remainder of the cost for this project. The indebtedness incurred by CBK Power is non-recourse to EME.

Acquisition of a Controlling Interest in Contact Energy

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

Acquisition of Taranaki Station

        On March 3, 2003, Contact Energy, EME's 51% owned subsidiary, completed a transaction with NGC Holdings Ltd. to acquire the Taranaki Combined Cycle power station and related interests. The Taranaki station is a 357 MW combined cycle, natural gas-fired plant located near Stratford, New Zealand. Consideration for the Taranaki station consisted of a cash payment of approximately $275 million, which was initially financed with bridge loan facilities. The bridge loan facilities were subsequently repaid with proceeds from Contact Energy's issuance of long-term U.S. dollar denominated notes.

Accounting Treatment of Acquisitions

        Each of the acquisitions described above has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair market values. Amounts in excess of the fair value of the net assets acquired have been assigned to goodwill.

        The table below summarizes additional acquisitions by EME or its wholly owned subsidiaries from 2001 through 2003.

Date	Acquisition	Percentage Acquired	Purchase Price
Oil and Gas
December 23, 2003	Four Star Oil & Gas Company	1.3%	$3
December 19, 2001	Four Star Oil & Gas Company	1.4%	$7

Dispositions

        On December 31, 2003, EME agreed to sell its 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners L.P. to a third party. Completion of the sale, currently expected in the first quarter of 2004, is subject to closing conditions, including obtaining regulatory approval. Proceeds from the sale are expected to be approximately $42 million. EME recorded an impairment charge of $53 million during the fourth quarter of 2003 related to the planned disposition of this investment.

        On December 12, 2003, EME agreed to sell 100% of its stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas, to Medicine Bow Energy Corporation. Following receipt of regulatory approvals and satisfaction of all other closing conditions, EME completed this sale on January 7, 2004. Proceeds from the sale were approximately $100 million. EME expects to record a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

        On December 12, 2003, EME completed the sale of its 40% interest in a development project in Thailand to a third party. Proceeds from the sale were $13 million to be paid in two installments, the first of which, in the amount of $5 million, was received by EME on December 15, 2003. The remaining payment is payable in June 2004.

        On November 21, 2003, Gordonsville Energy Limited Partnership, in which EME owns a 50% interest, completed the sale of the Gordonsville cogeneration facility to Virginia Electric and Power Company. Proceeds from the sale, including distribution of a debt service reserve fund, were $36 million. EME recorded an impairment charge of $6 million during the second quarter of 2003 related to the planned disposition of this investment.

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

        On December 21, 2001, EME completed the sale of the Ferrybridge and Fiddler's Ferry coal-fired power plants located in the United Kingdom to two wholly owned subsidiaries of American Electric Power. In addition, as part of the transactions, the purchasers acquired other assets and assumed specified liabilities associated with the plants. EME acquired the plants in 1999 from PowerGen UK plc for £1.3 billion. In accordance with SFAS No. 144, the results of Ferrybridge and Fiddler's Ferry have been reflected as discontinued operations in EME's consolidated financial statements. See Note 8—Discontinued Operations. The loss from operations of Ferrybridge and Fiddler's Ferry in 2001 includes

$1.9 billion ($1.1 billion after tax) related to the loss on disposal. Net proceeds from the sales of £643 million were used to repay borrowings outstanding under the existing debt facility related to the acquisition of the power plants.

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

Note 8. Discontinued Operations

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

        EME ceased to consolidate the activities of Lakeland Power Ltd. once the administrative receiver had been appointed. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. To the extent that Lakeland Power Ltd. receives payment under its claim, such amounts will first be used to repay amounts due to creditors with any residual amount distributed to EME's subsidiary that owns the outstanding shares of Lakeland Power Ltd. There is no assurance that there will be any cash available to distribute from the ultimate resolution of this claim.

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

        Summarized results of discontinued operations are as follows:

	Years Ended December 31,
	2003	2002	2001
Total operating revenues	$1	$74	$600
Income (loss) before income taxes	2	(75)	(2,000)
Income (loss) before accounting change	1	(57)	(1,225)
Cumulative effect of change in accounting, net of income expense (benefit) of $2 million for 2001	—	—	6
Income (loss) from operations of discontinued subsidiaries	1	(57)	(1,219)

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

        Effective January 1, 2001, EME recorded a $6 million, after tax, increase to income (loss) from discontinued operations, as the cumulative effect of change in accounting for derivatives. The majority of EME's activities related to the Ferrybridge and Fiddler's Ferry power plants did not qualify for either the normal purchases and sales exception or as cash flow hedges under SFAS No. 133. EME could not conclude that the timing of generation from these power plants met the probable requirement for a specific forecasted transaction under SFAS No. 133. Accordingly, the majority of these contracts were recorded at fair value with subsequent changes in fair value being recorded through the income statement.

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

        The discontinued operations balance sheet at December 31, 2003 and 2002 is comprised of current assets of $5 million and $4 million, respectively, other long-term assets of $1 million and $6 million, respectively, and current liabilities of $1 million and $3 million, respectively.

        Net operating and capital loss carryforwards total approximately £900 million at December 31, 2003 and December 31, 2002. Although there are no expiration dates related to the use of these loss carryforwards, EME's ability to offset taxable income with these carryforwards is subject to substantial restrictions and limitations under U.K. tax regulations. Accordingly, no income tax benefits have been recognized for these tax loss carryforwards.

Note 9. Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. These investments are primarily in energy and oil and gas projects. The difference between the carrying value of these investments and the underlying equity in the net assets amounted to $264 million at December 31, 2003. The differences are being amortized over the life of the energy projects or on a unit-of-production basis over the life of the reserves for the oil and gas projects. The following table presents summarized financial information of the investments in unconsolidated affiliates:

	2003	2002
Domestic Investments
Equity investment	$611	$767
Loans receivable	200	183

Subtotal	811	950

International Investments
Equity investment	796	695

Total	$1,607	$1,645

        EME's subsidiaries have provided loans or advances related to certain projects. Domestic loans at December 31, 2003 consist of the following: a $135 million, 10% interest loan, due on demand; a $26 million, 5% interest promissory note, interest payable semiannually, due April 2008; and a $39 million, 12% interest loan, due on demand.

        The undistributed earnings of investments accounted for by the equity method were $283 million in 2003 and $275 million in 2002.

        The following table presents summarized financial information of the investments in unconsolidated affiliates accounted for by the equity method:

	Years Ended December 31,
	2003	2002	2001
Revenues	$3,657	$3,001	$3,146
Expenses	2,917	2,389	2,492

Net income	$740	$612	$654

	December 31,
	2003	2002
Current assets	$1,658	$1,866
Noncurrent assets	7,475	7,311

Total assets	$9,133	$9,177

Current liabilities	$1,114	$2,849
Noncurrent liabilities	6,104	4,604
Equity	1,915	1,724

Total liabilities and equity	$9,133	$9,177

        The majority of noncurrent liabilities are comprised of project financing arrangements that are non-recourse to EME.

        As explained in Note 2—Summary of Significant Accounting Policies, EME is currently evaluating the impact of the provisions of FIN 46. It is possible that some of the equity investments held by EME may be consolidated if the investments are deemed to be variable interest entities and EME is the primary beneficiary.

        Virtually all of these investments have operations and maintenance contracts, fuel supply arrangements and power sales contracts that will influence the determination of the entity's status as a variable interest entity and which party is the primary beneficiary.

        The following table presents, as of December 31, 2003, the investments in unconsolidated affiliates accounted for by the equity method that represent at least five percent (5%) of MEHC's income before tax or in which MEHC has an investment balance greater than $50 million.

Unconsolidated Affiliate	Location	Investment	Ownership Interest	Operating Status
Paiton	East Java, Indonesia	$565	40%	Operating coal-fired facility
EcoEléctrica	Peñuelas, Puerto Rico	282	50%	Operating liquefied natural gas cogeneration facility
Watson	Carson, CA	93	49%	Operating cogeneration facility
Sunrise	Fellows, CA	88	50%	Operating cogeneration facility
ISAB	Sicily, Italy	76	49%	Operating gasification facility
March Point	Anacortes, WA	64	50%	Operating cogeneration facility
Sycamore	Bakersfield, CA	57	50%	Operating cogeneration facility
Four Star	Houston, TX	52	38%	Operating oil and gas properties
Midway-Sunset	Fellows, CA	51	50%	Operating cogeneration facility
Kern River	Bakersfield, CA	42	50%	Operating cogeneration facility

        During December 2003, EME purchased additional shares in its oil and gas investment (Four Star Oil & Gas Company) for $3 million, increasing its interest from 37.20% to 38.48%. During December 2001, EME purchased additional shares in Four Star Oil & Gas Company for $7 million, increasing its interest from 35.84% to 37.20%.

Note 10. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2003	2002
Buildings, plant and equipment	$4,889	$3,451
Emission allowances	1,305	1,305
Civil works	2,453	2,776
Construction in progress	37	77
Capitalized leased equipment	1	41

	8,685	7,650
Less accumulated depreciation and amortization	1,263	888

Net property, plant and equipment	$7,422	$6,762

        In connection with the Loy Yang B, First Hydro, Doga and Iberian Hy-Power plant financings, lenders have taken a security interest in the respective plant assets.

Note 11. Financial Instruments

Management Plans for Refinancing $693 Million Debt Maturity at Edison Mission Midwest Holdings

        MEHC's consolidated debt at December 31, 2003 was $7.4 billion, including $693 million of debt maturing on December 15, 2004 which is owed by EME's largest subsidiary, Edison Mission Midwest Holdings. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $693 million debt due in December 2004. Edison Mission Midwest Holdings plans to refinance the $693 million debt obligation prior to its expiration in December 2004. Management believes that Edison Mission Midwest Holdings will be able to refinance the debt maturing in December 2004 through a combination of borrowings in the bank and capital markets. Completion of this refinancing is subject to a number of uncertainties, including the availability of new credit from the capital and bank markets. Accordingly, there is no assurance that Edison Mission Midwest Holdings will be able to refinance this debt when it becomes due or that the terms will not be substantially different from those under the current credit facility.

Short-Term Obligations

	December 31,
	2003	2002
Other short-term obligations	$52	$78

Weighted-average interest rate	5.32%	6.13%

        At December 31, 2003, EME had available $145 million of borrowing capacity under a $145 million revolving credit facility that expires in September 2004 (Tranche B). At December 31, 2003, other short-term borrowings consisted of several promissory notes due January 2004 through March 2004 that relate to the Contact Energy project.

        At December 31, 2002, other short-term borrowings consisted of several promissory notes due January 2003 through March 2003, which relates to the Contact Energy project.

        EME's recourse debt to recourse capital ratio:

Financial Ratio	Covenant	Actual at December 31, 2003	Description
Recourse Debt to Recourse Capital Ratio	Less than or equal to 67.5%	59.8%	Ratio of (a) senior recourse debt to (b) sum of (i) adjusted shareholder's equity as defined in the credit agreement, plus (ii) senior recourse debt

        At December 31, 2003, EME met the above financial covenant. In addition, EME met the interest coverage ratio pursuant to the EME corporate facilities at December 31, 2003. The interest coverage ratio is based on cash received by EME, including tax-allocation payments, cash disbursements and interest paid.

Long-Term Obligations

        Long-term obligations include both corporate debt and non-recourse project debt, whereby lenders rely on specific project assets to repay such obligations. MEHC used the common stock of EME as the security for MEHC's corporate debt obligations. The senior secured notes and the credit agreement are non-recourse to Edison International and EME and its subsidiaries and, accordingly, none of Edison International, EME or EME's subsidiaries has any obligation under the senior secured notes or the credit agreement. At December 31, 2003, recourse debt to EME totaled $1.7 billion and non-recourse project debt totaled $4.5 billion. Long-term obligations consist of the following:

	December 31,
	2003	2002
Corporate debt (with recourse to MEHC)
MEHC (parent only)
Senior Notes, net due 2008 (13.5%)	$787	$785
Credit Agreement due 2006 (LIBOR+7.50% (8.66% at 12/31/03)	379	377
Recourse
EME (parent only)
Senior Notes, net
due 2008 (10.0%)	400	400
due 2009 (7.73%)	597	597
due 2011 (9.875%)	600	600
Pounds Sterling Coal and Capex Facility due 2004
(Sterling LIBOR+2.25%+0.0098%) (6.28% at 12/31/03)	28	181
Long-Term Obligations—Affiliate	78	78
Non-recourse (unless otherwise noted)
Due to EME Funding Corp. – Long-Term Obligation due 1997-2003 (6.77%)	—	47
Due to EME Funding Corp. – Long-Term Obligation due 2004-2008 (7.33%)	190	189
EME CP Holdings Co.
Note Purchase Agreement due 2015 (7.31%)	83	84
Edison Mission Midwest Holdings Co.
Tranche A due 2003 (LIBOR+2.25%) (3.66% at 12/31/02)	—	911
Tranche B due 2004 (LIBOR+2.00%) (3.25% at 12/31/03)	693	808
Mission Energy Holdings International, Inc.
Credit Agreement due 2006 (LIBOR+5.00%) (7.00% at 12/31/03)	796	—
Contact Energy project
Medium Term Note—US$75 MM due 2013 (6.94% at 12/31/03)	76	75
Medium Term Note—US$25 MM due 2018 (7.13% at 12/31/03)	25	25
Medium Term Note—US$90 MM due 2010 (4.54% at 12/31/03)	92	—
Medium Term Note—US$87 MM due 2014 (5.26% at 12/31/03)	89	—
Medium Term Note—US$103 MM due 2015 (5.31% at 12/31/03)	105	—
Medium Term Note—US$40 MM due 2018 (5.55% at 12/31/03)	41	—

Floating Rate Note—US$50 MM due 2007 (LIBOR+0.8%) (5.36% at 12/31/03)	51	50
Floating Rate Note—A$120 MM due 2007 (BBSW+0.95%) (5.36% at 12/31/03)	92	67
Term Loan Facility—NZ$50 MM due 2004 (BKBM+0.45%) (5.36% at 12/31/03)	33	26
Medium Term Note—NZ$70 MM due 2003 (7.25% at 12/31/02)	—	37
CSFB Revolving Credit Facility due 2005 (BKBM+1.75%) (7.34% at 12/31/03)	187	150
Doga project
Finance Agreement between Doga and OPIC due 2010 (11.2%)	62	70
NCM Credit Agreement due 2010 (U.S. LIBOR+1.25%) (2.31% at 12/31/03)	23	26
First Hydro plants
First Hydro Finance plc £400 MM Guaranteed Secured Bonds due 2021 (9%)	714	644
£18 MM Credit Agreement due 2003 (Sterling LIBOR+0.55%+0.0103%) (4.74% at 12/31/02)	—	29
Iberian Hy-Power plants
Euro dollar Project Finance Credit Facility due 2012 (EURIBOR+0.875%) (3.09% at 12/31/03)	43	43
Euro dollar Subordinated Loan due 2008 (9.408%)	28	22
Euro dollar Compagnie Générale Des Eaux due 2003 (non-interest bearing)—recourse	—	30
Euro dollar Banco Vitalicio due 2006 (6.17% at 12/31/03)	2	2
Kwinana plant
Australian dollar Syndicated Project Facility Agreement due 2011 (BBR+1.3% to 1.4%) (5.99% at 12/31/03)	58	47
Loy Yang B plant
Australian dollar Amortising Term Facility due 2017 (BBR+0.6% to 1.0%) (5.553% at 12/31/03)	502	382
Australian dollar Interest Only Term Facility due 2012 (BBR+0.6% to 0.75%) (5.553% at 12/31/03)	369	276
Australian dollar Working Capital Facility due 2017 (BBR+0.6% to 1.0%) (5.553% at 12/31/03)	8	6
Amortising Cash Advance Facility due 2009 (BBR+3%) (8.078% at 12/31/03)	11	—
Amortising Loan Facility due 2009 (BBR+0.1%+3.25%) (8.178% at 12/13/03)	38	—

Valley Power plant
Australian dollar Amortising Facility due 2011 (BBR+1.55%) (6.795% at 12/31/03)	$45	$39
Australian dollar Bullet Facility due 2007 (BBR+1.55%) (6.795% at 12/31/03)	28	21

Subtotal	$7,353	$7,124
Current maturities of long-term obligations	(856)	(1,090)

Total	$6,497	$6,034

MEHC Term Loan Put Option

        The lenders under MEHC's $385 million term loan due in 2006 have the right to require MEHC to repurchase up to $100 million of principal amount at par on July 2, 2004 (referred to as the "Term Loan Put-Option"). The Term Loan Put Option is exercised by the holders of the term loan with 90 days prior written notice.

Mission Energy Holdings International, Inc. Financing

        On December 11, 2003, EME's subsidiary, Mission Energy Holdings International, Inc., received funding under a three-year, $800 million secured loan from Citigroup, Credit Suisse First Boston, JPMorganChaseBank, and Lehman Brothers. Interest on this secured loan is based on LIBOR (with a LIBOR floor of 2%) plus 5%. After payment of transaction expenses, a portion of the net proceeds from this financing was used to make an equity contribution of $550 million to Edison Mission Midwest Holdings which, together with cash on hand, was used to repay Edison Mission Midwest Holdings' $781 million indebtedness due December 11, 2003. The remaining net proceeds from this financing were used to make a deposit of cash collateral of approximately $67 million under the new letter of credit facility described below and to repay approximately $160 million of indebtedness of a foreign subsidiary under the Coal and Capex facility guaranteed by EME. Mission Energy Holdings International owns substantially all of EME's international operations through its subsidiary, MEC International B.V.

Long-term Obligations—Affiliates

        During 1997, EME declared a dividend of $78 million to The Mission Group (now known as Edison Mission Group, Inc.) which was recorded as a note payable due in June 2007 with interest at LIBOR plus 0.275% (1.14% at December 31, 2003). The note was subsequently exchanged for two notes with the same terms and conditions and assigned to other subsidiaries of Edison International.

Coal and Capex Facility

        As part of the financing of the Ferrybridge and Fiddler's Ferry plants, EME had entered into a 359 million pounds sterling Coal and Capex Facility due January 2004 and July 2004, respectively. Following the completion of the sale of the power plants, this facility was cancelled. During 2002, EME made total payments of $86 million from settlement of assets and liabilities of EME's discontinued operations. During 2003, EME made total payments of approximately $160 million with proceeds from the $800 million credit agreement entered into by Mission Energy Holdings International, Inc. EME plans to repay the borrowings outstanding at December 31, 2003 under the Coal and Capex Facility from cash flows generated from EME's foreign subsidiaries at its maturity in 2004.

Annual Maturities on Long-Term Debt

        Annual maturities on long-term debt at December 31, 2003, for the next five years are summarized as follows: 2004—$856 million; 2005—$285 million; 2006—$1,284 million; 2007—$356 million; and 2008—$1,276 million.

Standby Letters of Credit

        As of December 31, 2003, standby letters of credit aggregated $145 million and were scheduled to expire as follows: 2004—$93 million; 2005—$13 million; and 2008 and thereafter —$39 million.

Restricted Cash

        Several cash balances are restricted primarily to pay amounts required for debt payments and letter of credit expenses. The total restricted cash included in MEHC's consolidated balance sheet was $339 million at December 31, 2003 and $412 million at December 31, 2002. Included in restricted cash are debt service reserves of $177 million and $159 million at December 31, 2003 and 2002, respectively, and collateral reserves of $145 million and $45 million at December 31, 2003 and 2002, respectively.

        MEHC is organized as a legal entity separate and apart from EME and its other subsidiaries. Assets of EME and its subsidiaries may not be available to satisfy MEHC's obligations.

Fair Values of Non-Derivative Financial Instruments

        The following table summarizes the fair values for outstanding non-derivative financial instruments:

	December 31,
	2003	2002
Instruments
Non-derivatives:
Long-term receivables	$6	$6
Long-term obligations	6,395	4,480
Junior subordinated debentures	155	—
Company-obligated mandatorily redeemable security of partnership holding solely parent debentures	—	115
Preferred securities subject to mandatory redemption	164	131

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

Note 12. Risk Management and Derivative Financial Instruments

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

Interest Rate Risk Management

        MEHC has mitigated the risk of interest rate fluctuations associated with the $385 million term loan due 2006 by arranging for variable rate financing with interest rate swaps. Swaps covering interest accrued from January 2, 2002 to January 2, 2003 expired on January 2, 2003. Subsequently, MEHC entered into swaps that cover interest accrued from January 2, 2003 to July 2, 2004 and April 2, 2003 to July 2, 2004. Under MEHC's variable to fixed swap agreements, MEHC will pay counterparties interest at a weighted average fixed rate of 2.84% and 3.04% at December 31, 2003 and 2002, respectively. Counterparties will pay MEHC interest at a weighted average variable rate based on LIBOR of 1.15% and 1.63% at December 31, 2003 and 2002, respectively.

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

        Under EME's fixed to variable swap agreements, the fixed interest rate payments are at a weighted average rate of 6.39% and 6.91% at December 31, 2003 and 2002, respectively. Variable rate payments under EME's corporate agreements were based on six-month LIBOR capped at 9% at December 31, 2001. Variable rate payments pertaining to EME's foreign subsidiary agreements are based on an equivalent interest rate benchmark to LIBOR. The weighted average rate applicable to these agreements was 5.36% and 6.18% at December 31, 2003 and 2002, respectively. Under the variable to fixed swap agreements, EME will pay counterparties interest at a weighted average fixed rate of 6.74% and 6.96% at December 31, 2003 and 2002, respectively. Counterparties will pay EME interest at a weighted average variable rate of 5.07% and 5.10% at December 31, 2003 and 2002, respectively. The weighted average variable interest rates are based on LIBOR or equivalent interest rate benchmarks for foreign denominated interest rate swap agreements. Under EME's interest rate options, the weighted average strike interest rate was 6.24% and 6.90% at December 31, 2003 and 2002, respectively.

Credit Risk

        In conducting EME's price risk management and trading activities, EME contracts with a number of utilities, energy companies and financial institutions, collectively referred to as counterparties. Due to factors beyond EME's control, a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities since the beginning of 2002, thereby potentially increasing exposure to the remaining counterparties. The reduction in the credit quality of traditional trading parties increases EME's credit risk. In addition, the decrease in market liquidity may require EME to rely more heavily on wholesale electricity sales to wholesale customer markets which may also increase EME's credit risk. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

        To manage credit risk, EME looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. EME measures, monitors and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EME also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. EME manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. A risk management committee regularly reviews the credit quality of EME's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

        Exelon Generation accounted for 22%, 41% and 43% of EME's consolidated operating revenues in 2003, 2002 and 2001, respectively. EME expects the percentage to be less in 2004 because a smaller number of plants will be subject to contracts with Exelon Generation. Any failure of Exelon Generation to make payments under the power purchase agreements could adversely affect EME's results of operations and financial condition.

        EME's contracted power plants and the plants owned by unconsolidated affiliates in which EME owns an interest sell power under long-term power purchase agreements. Generally, each plant sells its output to one counterparty. Accordingly, a default by a counterparty under a long-term power purchase agreement, including a default as a result of a bankruptcy, would likely have a material adverse affect on the operations of such power plant. During 2002, the counterparty to the Lakeland project power purchase agreement filed a notice of disclaimer of its power purchase agreement with the project, ultimately resulting in an impairment of $77 million, after tax. See Note 8—Discontinued Operations.

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

        At December 31, 2003 and 2002, EME had outstanding foreign currency forward exchange contracts entered into to hedge identifiable foreign currency commitments associated with transactions in the ordinary course of business and cross currency interest rate swap contracts entered into in the ordinary course of business. The periods of the contracts correspond to the periods of the hedged transactions.

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type:

	December 31,
	2003	2002
Derivatives:
Interest rate:
Interest rate swap/cap agreements	$(34)	$(56)
Interest rate options	(1)	(2)
Commodity price:
Electricity	(126)	(100)
Foreign currency forward exchange agreements	(2)	—
Cross currency interest rate swaps	(91)	(2)

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

Energy Trading

        EME's risk management and trading operations are conducted by its subsidiary, Edison Mission Marketing & Trading. As a result of a number of industry and credit-related factors, Edison Mission Marketing & Trading has minimized its price risk management and trading activities not related to EME's power plants or investments in energy projects. To the extent Edison Mission Marketing & Trading engages in trading activities, Edison Mission Marketing & Trading seeks to manage price risk and to create stability of future income by selling electricity in the forward markets and, to a lesser degree, to generate profit from price volatility of electricity and fuels by buying and selling these commodities in wholesale markets. EME generally balances forward sales and purchase contracts and manages its exposure through a value at risk analysis as described under "—Commodity Price Risk Management."

        The fair value of the commodity financial instruments related to energy trading activities as of December 31, 2003 and 2002, are set forth below:

	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
Electricity	$104	$11	$109	$15
Other	—	1	—	2

Total	$104	$12	$109	$17

        Quoted market prices are used to determine the fair value of the financial instruments related to trading activities.

Note 13. Preferred Securities and Junior Subordinated Debentures

Company-Obligated Mandatorily Redeemable Securities of Partnership Holding Solely Parent Debentures

        In November 1994, Mission Capital, L.P., a limited partnership of which EME is the sole general partner, issued 3.5 million 9.875% Cumulative Monthly Income Preferred Securities, Series A at a price of $25 per security and invested the proceeds in 9.875% junior subordinated deferrable interest debentures due 2024 which were issued by EME in November 1994. The Series A securities are redeemable at the option of Mission Capital, in whole or in part, with mandatory redemption in 2024 at a redemption price of $25 per security, plus accrued and unpaid distributions. No securities have been redeemed as of December 31, 2003. During August 1995, Mission Capital issued 2.5 million 8.5% Cumulative Monthly Income Preferred Securities, Series B at a price of $25 per security and invested the proceeds in 8.5% junior subordinated deferrable interest debentures due 2025 which were issued by EME in August 1995. The Series B securities are redeemable at the option of Mission Capital, in whole or in part, with mandatory redemption in 2025 at a redemption price of $25 per security, plus accrued and unpaid distributions. No securities have been redeemed as of December 31, 2003. EME issued a guarantee in favor of the holders of the preferred securities, which guarantees the payments of distributions declared on the preferred securities, payments upon a liquidation of Mission Capital and payments on redemption with respect to any preferred securities called for redemption by Mission Capital. As described in Note 2—Summary of Significant Accounting Policies, EME no longer consolidates Mission Capital and includes the junior subordinated debentures in its consolidated balance sheet.

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

Preferred Securities Subject to Mandatory Redemption

        During 2001, Mission Contact Finance Limited issued $104 million of Redeemable Preferred Shares (250 million shares at a price of one New Zealand dollar per share with a dividend rate of 6.03%). The shares are redeemable in July 2006 at issuance price. At December 31, 2003, total accumulated dividends were approximately $5 million. Mission Contact Finance Limited is a special purpose company established by Mission Energy Universal Holdings (Universal) to raise funds from the public and other institutional subscribers, to be used by it to subscribe for redeemable preferred shares in Mission Energy Pacific Holdings (Pacific). Universal and Pacific are wholly owned subsidiaries of EME. Mission Contact Finance will call on Pacific to redeem Pacific's Redeemable Preferred Shares held by Mission Contact Finance as and when necessary to provide it with the funds required to redeem the Mission Contact Finance Redeemable Preferred Shares. The redemption of the shares can be accelerated if Mission Contact Finance exercises its option under the terms of the issue of the shares to redeem all or part of the shares, at its discretion, by giving 45 days' irrevocable notice to the holders. Events of default will result in automatic redemption. Optional early redemption may occur if the holders pass an extraordinary resolution to redeem the shares if Mission Contact Finance or Pacific ceases to be a subsidiary of EME, or in the case of failure by Pacific to comply with the terms of the security trust deed. The Mission Contact Finance Redeemable Preferred Shares rank ahead of the ordinary shares in Mission Contact Finance for payment of amounts due on the shares. The holders of the shares have a shared indirect security interest, through a security trustee, in all of the ordinary shares of Contact Energy held by Pacific. The Security Trust Deed secures a limited recourse guarantee by Pacific of Mission Contact Finance's payment obligations to holders of the redeemable preferred shares. Mission Contact Finance may not, without the security trustee's prior written consent, make any distribution after an enforcement event (primarily a payment default) has occurred which remains unremedied.

Note 14. Income Taxes

Current and Deferred Taxes

        The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2003	2002	2001
Continuing Operations:
Current
Federal	$(106)	$(175)	$(44)
State	(46)	(83)	8
Foreign	54	35	14

Total current	(98)	(223)	(22)

Deferred
Federal	(22)	163	49
State	2	28	31
Foreign	33	12	8

Total deferred	13	203	88

Provision (benefit) for income taxes from continuing operations	(85)	(20)	66

Discontinued operations	1	(17)	(772)
Change in accounting	(4)	(9)	7

Total	$(88)	$(46)	$(699)

        The components of income (loss) before income taxes and minority interest applicable to continuing operations, discontinued operations, and cumulative effect of change in accounting are as follows:

	Years Ended December 31,
	2003	2002	2001
Continuing Operations:
U.S.	$(361)	$(164)	$41
Foreign	244	174	82

Total continuing operations	(117)	10	123
Discontinued operations	2	(75)	(1,991)
Change in accounting	(13)	(23)	22

Total	$(128)	$(88)	$(1,846)

        MEHC does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because such earnings are reinvested indefinitely or would not be subject to additional income taxes if repatriated. EME reviewed undistributed earnings of its international subsidiaries and concluded that no additional income taxes are required to be provided since (1) its international holding company had negative retained earnings and negative accumulated earnings and profits for federal income tax purposes, (2) distributions from lower tier international subsidiaries would either not be taxable or could be distributed without additional income taxes and (3) its international holding company had outstanding indebtedness to domestic subsidiaries totaling $445 million at December 31, 2003 which could be repaid without incurring additional income taxes.

        Variations from the 35% federal statutory rate for income from continuing operations are as follows:

	Years Ended December 31,
	2003	2002	2001
Expected provision for federal income taxes	$(41)	$4	$43
Increase (decrease) in the provision for taxes resulting from:
State tax—net of federal deduction	(29)	(36)	22
Dividends received deduction	(12)	(5)	(10)
Taxes payable under anti-deferral regimes	3	14	14
Taxes on foreign operations at different rates	(6)	(2)	(5)
Other	—	5	2

Provision (benefit) for income taxes	$(85)	$(20)	$66

Effective tax rate	73%	(200)%	54%

        Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

	December 31,
	2003	2002
Deferred tax assets
Items deductible for book not currently deductible for tax	$1	$78
Loss carryforwards	161	81
Deferred income	177	172
Dividends in excess of equity earnings	—	8
Other	—	4

Subtotal	339	343
Valuation allowance	(74)	(22)

Total	$265	$321

Deferred tax liabilities
Basis differences	$1,575	$1,457
Tax credits, net	13	18
Price risk management	(51)	25
Other	22	2

Total	1,559	1,502

Deferred taxes and tax credits, net	$1,294	$1,181

        Foreign loss carryforwards, primarily Australian, total $487 million and $204 million at December 31, 2003 and 2002, respectively, with no expiration date. State loss carryforwards for various states total $168 million and $230 million at December 31, 2003 and 2002, respectively, with various expiration dates. State capital loss carryforwards total $23 million and $128 million at December 31, 2003 and 2002, respectively, and will expire in 2005.

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

Note 15. Employee Benefit Plans

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

        At December 31, 2003 and 2002, the accumulated benefit obligations of the First Hydro and Edison Mission Limited plans, exceeded the related plan assets at the measurement dates. In accordance with accounting standards, EME's consolidated balance sheets include an additional minimum liability, with corresponding charges to intangible assets and shareholder's equity (through a charge to accumulated other comprehensive income). The charge to accumulated other comprehensive income would be restored through shareholder's equity in future periods to the extent the fair value of the plan assets exceed the accumulated benefit obligation.

        The expected contributions (all by the employer) for United States plans are approximately $13 million for the year ended December 31, 2004. This amount is subject to change based on, among other things, the limits established for federal tax deductibility.

        EME uses a December 31 measurement date for all of its plans.

United States Plans

        Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2003	2002
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$104	$77
Service cost	14	13
Interest cost	6	5
Amendments	—	3
Actuarial loss	2	9
Benefits paid	(7)	(3)

Projected benefit obligation at end of year	$119	$104

Accumulated benefit obligation at end of year	$90	$77

Change in plan assets
Fair value of plan assets at beginning of year	$39	$41
Actual return on plan assets	10	(5)
Employer contributions	11	6
Benefits paid	(7)	(3)

Fair value of plan assets at end of year	$53	$39

Funded status	$(66)	$(65)
Unrecognized net loss	23	29
Unrecognized transition obligation	1	1
Unrecognized prior service cost	2	2

Recorded liability	$(40)	$(33)

Additional detail of amounts recognized in balance sheets:
Intangible asset	$—	$1
Accumulated other comprehensive income	—	—
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$24	$19
Accumulated benefit obligation	14	12
Fair value of plan assets	—	—
Weighted-average assumptions at end of year:
Discount rate	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%

        Components of pension expense are:

	Years Ended December 31,
	2003	2002	2001
Service cost	$14	$13	$10
Interest cost	6	5	4
Expected return on plan assets	(4)	(3)	(3)
Net amortization and deferral	2	1	—

Total expense recognized	$18	$16	$11

Change in accumulated other comprehensive income	—	—	—
Weighted-average assumptions:
Discount rate	6.50%	7.00%	7.25%
Rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	8.50%	8.50%	8.50%

        Asset allocations for plans are:

		December 31,
	Target for 2004
		2003	2002
United States equity	45%	46%	45%
Non-United States equity	25%	26%	25%
Private equity	4%	3%	3%
Fixed income	26%	25%	27%

Foreign Plans

        Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2003	2002
Change in projected benefit obligation
Benefit obligation at beginning of year	$66	$114
Service cost	4	2
Interest cost	4	8
Actuarial loss (gain)	12	(4)
Curtailment/settlement	2	(53)
Plan participants' contribution	1	1
Benefits paid	(4)	(2)

Projected benefit obligation at end of year	$85	$66

Change in plan assets
Fair value of plan assets at beginning of year	$43	$110
Actual return on plan assets	16	(18)
Employer contributions	8	4
Curtailment/settlement	—	(51)
Benefits paid	(4)	(2)

Fair value of plan assets at end of year	$63	$43

Funded status	$(22)	$(23)
Unrecognized net loss	20	19

Recorded asset (liability)	$(2)	$(4)

Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$73	$58
Accumulated benefit obligation	69	52
Fair value of plan assets	53	37
Weighted-average assumptions at end of year:
Discount rate	5.50%	5.00 – 5.50%
Rate of compensation increase	3.80 – 4.00%	3.50 – 4.00%

        Components of pension expense are:

	Years Ended December 31,
	2003	2002	2001
Service cost	$4	$2	$3
Interest cost	4	8	6
Expected return on plan assets	(5)	(10)	(7)
Net amortization and deferral	—	15	—
Curtailment/settlement	1	—	—

Total pension recognized	$4	$15	$2

Weighted-average assumptions:
Discount rate	5.00 – 5.50%	4.00 – 6.00%	4.00 – 6.00%
Rate of compensation increase	3.50 – 4.00%	3.50 – 4.00%	3.75 – 4.50%
Expected return on plan assets	7.50 – 8.00%	8.00%	5.75 – 9.00%

Postretirement Benefits Other Than Pensions

        Most United States non-union employees retiring at or after age 55 with at least 10 years of service are eligible for postretirement health and dental care, life insurance and other benefits. Eligibility depends on a number of factors, including the employee's hire date.

        Employees in union-represented positions at the Illinois Plants were covered by a retirement health care and other benefits plan that expired on June 15, 2002. In October 2002, Midwest Generation reached an agreement with its union-represented employees on new benefits plans, which extend from January 1, 2003 through June 15, 2006. Midwest Generation continued to provide benefits at the same level as those in the expired agreement until December 31, 2002. The accounting for postretirement benefits liabilities has been determined on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A substantive plan means that Midwest Generation assumed, for accounting purposes, that it would provide for postretirement health care benefits to union-represented employees following conclusion of negotiations to replace the current benefits agreement, even though Midwest Generation had no legal obligation to do so. Under the new agreement, postretirement health care benefits will not be provided. Accordingly, Midwest Generation treated this as a plan termination under SFAS No. 106 and recorded a pre-tax gain of $71 million during the fourth quarter of 2002.

        On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. EME has elected to defer accounting for the effects of the Act until the earlier of the issuance of guidance by the Financial Accounting Standards Board on how to account for the Act, or the remeasurement of plan assets and obligations subsequent to January 31, 2004. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit expense in the financial statements or this note do not reflect the effects of the Act on EME's plan.

        The expected contributions (all by the employer) for the postretirement benefits other than pensions plan are $1 million for the year ended December 31, 2004. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

        EME uses a December 31, measurement date.

        Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$56	$118
Service cost	2	5
Interest cost	3	8
Amendments	(14)	—
Settlement	—	(71)
Actuarial loss (gain)	7	(3)
Benefits paid	(1)	(1)

Benefit obligation at end of year	$53	$56

Change in plan assets
Fair value of plant assets at beginning of year	$—	$—
Employer contributions	1	1
Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$—	$—

Funded status	$(53)	$(56)
Unrecognized net loss	16	9
Unrecognized prior service cost	(15)	(2)

Recorded liability	$(52)	$(49)

Assumed health care cost trend rates:
Rate assumed for following year	12.00%	9.75%
Ultimate rate	5.00%	5.00%
Year ultimate rate reached	2010	2008
Weighted-average assumptions at end of year:
Discount rate	6.25%	6.75%

        Expense components of postretirement benefits are:

	Years Ended December 31,
	2003	2002	2001
Service cost	$2	$5	$5
Interest cost	3	8	7
Settlement	—	(71)	—
Net amortization and deferral	(1)	—	—

Total expense	$4	$(58)	$12

Assumed health care cost trend rates:
Current year	9.75%	10.50%	11.00%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2008	2008	2008
Weighted-average assumptions:
Discount rate	6.40%	7.25%	7.50%

        Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2003, by $11 million and annual aggregate service and interest costs by $1 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2003, by $9 million and annual aggregate service and interest costs by $1 million.

Description of Investment Strategies for United States Plans

        The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. EME employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Plan, asset class and individual manager performance is measured against targets. EME also monitors the stability of its investments managers' organizations.

        Allowable investment types include:

  •
  United States Equity:    Common and preferred stocks of large, medium, and small companies which are predominantly United States-based.

  •
  Non-United States Equity:    Equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.

  •
  Private Equity:    Limited partnerships that invest in non-publicly traded entities.

  •
  Fixed Income:    Fixed income securities issued or guaranteed by the United States government, non- United States governments, government agencies and instrumentalities, mortgage backed securities and corporate debt obligations. A small portion of the fixed income position may be held in debt securities that are below investment grade.

        Permitted ranges around asset class portfolio weights are plus or minus 5%. Where approved by the fiduciary investment committee, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Where authorized, a few of the plan's investment managers employ limited use of derivatives, including futures contracts, options, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage the plans or any portfolios.

Determination of the Expected Long-Term Rate of Return on Assets for United States Plans

        The overall expected long term rate of return on assets assumption is based on the target asset allocation for plan assets, capital markets return forecasts for asset classes employed, and active management excess return expectations.

Capital Markets Return Forecasts

        The estimated total return for fixed income is based on an equilibrium yield for intermediate United States government bonds plus a premium for exposure to non-government bonds in the broad fixed income market. The equilibrium yield is based on analysis of historic data and is consistent with experience over various economic environments. The premium of the broad market over United States government bonds is a historic average premium. The estimated rate of return for equity is estimated to be a 3% premium over the estimated total return of intermediate United States government bonds. This value is determined by combining estimates of real earnings growth, dividend yields and inflation, each of which was determined using historical analysis. The rate of return for private equity is estimated to be a 5% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Active Management Excess Return Expectations

        For asset classes that are actively managed, an excess return premium is added to the capital market return forecasts discussed above.

Employee Stock Plans

        A 401(k) plan is maintained to supplement eligible United States employees' retirement income. The plan received contributions from EME of $6 million in 2003, $6 million in 2002 and $6 million in 2001.

        Doga employees are included in a separate government scheme, Pension Plan of Social Security Institution. The plan is administered by the officers of the Turkish Government. Contributions to the plan are based on a percentage of compensation for the covered employees and are assessed by the Ministry of Labor and Social Security. The plan is substantially funded at the end of each month. Pension expense recorded by Doga was $15 thousand in 2003, $114 thousand in 2002 and $97 thousand in 2001.

        EME also sponsors a defined contribution plan for specified United Kingdom subsidiaries. Annual contributions are based on 10% to 20% of covered employees' salaries. Contribution expense for the subsidiaries totaled approximately $3 million in 2003, $1 million in 2002 and $1 million in 2001.

Note 16. Stock Compensation Plans

Stock-Based Employee Compensation

        In 1998, Edison International shareholders approved the Edison International Equity Compensation Plan, replacing the long-term incentive compensation program that had been adopted by Edison International shareholders in 1992. The 1998 plan authorizes a limited annual number of Edison International common shares that may be issued in accordance with plan awards to key EME employees. The annual authorization is cumulative, allowing subsequent issuance of previously unutilized awards. In May 2000, Edison International adopted an additional plan, the 2000 Equity Plan, under which stock options, including the special options discussed below may be awarded.

        Under the 1992, 1998 and 2000 plans, options on 2,784,814 shares of Edison International common stock are outstanding as of December 31, 2003 to employees and former employees of EME. MEHC has no full-time employees.

        Each option may be exercised to purchase one share of Edison International common stock and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Options generally expire 10 years after the date of grant, and vest over a period of up to five years.

        Edison International stock options awarded prior to 2000 include a dividend equivalent feature. Dividend equivalents on stock options issued after 1993 and prior to 2000 are accrued to the extent dividends are declared on Edison International common stock and are subject to reduction unless certain performance criteria are met. Only a portion of the 1999 Edison International stock option awards included a dividend equivalent feature. The 2003 options include a dividend equivalent feature for the first five years of the option term. Dividend equivalents accumulate without interest. The liability and associated expense is accrued each quarter for the dividend equivalents for each option year. At the end of the performance measurement period, the expense and related liability is adjusted accordingly. Upon exercise, the dividends are paid out and the associated liability is reduced on EME's consolidated balance sheet.

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

        The fair value for each option granted, reflecting the basis for the pro forma disclosures in Note 2, was determined on the date of grant using the Black-Scholes option-pricing model.

        The following assumptions were used in determining fair value through the model:

	2003	2002	2001
Expected life	10 years	7 – 10 years	7 – 10 years
Risk-free interest rate	3.8% to 4.5%	4.7% to 6.1%	4.7% to 6.1%
Expected dividend yield	1.8%	1.8%	3.3%
Expected volatility	44% to 53%	18% to 54%	17% to 52%

        The expected dividend yield above is computed using an average of the previous 12 quarters. The expected volatility above is computed on an historical 36-month basis. The application of fair-value accounting to calculate the pro forma disclosures is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

        The weighted-average fair value of options granted during 2003, 2002 and 2001 was $7.31 per share option, $7.88 per share option and $3.88 per share option, respectively. The weighted-average remaining life of options outstanding was 6 years as of December 31, 2003, 2002 and 2001.

        A summary of the status of Edison International's stock options granted to EME employees is as follows:

	Share Options	Exercise Price	Weighted Exercise Price
Outstanding, December 31, 2000	3,353,371	$14.56 – $29.34	$22.31
Granted	649,768	$ 9.10 – $15.25	$9.78
Transferred to EME from Edison International	1,327,105	$14.56 – $28.94	$20.16
Forfeited	(3,583,233)	$ 9.15 – $29.34	$20.79

Outstanding, December 31, 2001	1,747,011	$ 9.10 – $29.34	$19.07
Granted	967,405	$10.60 – $18.73	$18.61
Transferred from EME to Edison International	(22,046)	$ 9.15 – $28.94	$21.33
Forfeited	(466,382)	$ 9.10 – $29.34	$20.09
Exercised	(44,176)	$15.18 – $18.80	$16.75

Outstanding, December 31, 2002	2,181,812	$ 9.10 – $28.94	$18.60
Granted	1,020,910	$11.88 – $18.87	$12.37
Transferred from EME to Edison International	(32,351)	$ 9.57 – $28.94	$17.70
Forfeited	(315,788)	$ 9.57 – $28.94	$23.09
Exercised	(69,769)	$ 9.10 – $20.19	$14.12

Outstanding, December 31, 2003	2,784,814	$ 9.10 – $28.94	$15.95

        The number of options exercisable and their weighted-average exercise prices at December 31, 2003, 2002 and 2001 were 863,116 at $19.26; 731,009 at $21.29 and 780,802 at $22.49, respectively.

Other Equity-Based Awards

        For the years after 1999, a portion of the executive long-term incentives was awarded in the form of performance shares. Performance shares were awarded in January 2001, January 2002 and January 2003. The performance shares vest December 31, 2003, December 31, 2004 and December 31, 2005, and are paid out half in shares of Edison International common stock and half in cash. The number of shares that will be paid out from the 2002 and 2003 performance share awards will depend on the performance of Edison International common stock relative to the stock performance of a specified group of peer companies. The 2001 performance share values are accrued ratably over a three-year performance period. The 2002 and 2003 performance shares will be valued based on Edison International's stock performance relative to the stock performance of other such entities.

        In March 2001, deferred stock units were awarded as part of a retention program. These vested and were paid March 12, 2003 in shares of Edison International common stock.

        In October 2001, a stock option retention exchange offer was extended, offering holders of Edison International stock options granted in 2000 the opportunity to exchange those options for a lesser number of deferred stock units. The exchange ratio was based on the Black-Scholes value of the options and the stock price at the time the offer was extended. The exchange took place in November 2001; the options that participants elected to exchange were cancelled, and deferred stock units were issued. Approximately three options were cancelled for each deferred stock unit issued. Twenty-five percent of the deferred stock units will vest and be paid in Edison International common stock per year over four years, the first and second vesting dates were in November 2002 and November 2003. The following assumptions were used in determining fair value through the Black-Scholes option-pricing model: expected life: 8-9 years; risk-free interest rate: 5.10%; expected volatility: 52%.

        EME measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock compensation program was approximately $11 million, $4 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Phantom Stock Options

        EME, as a part of the Edison International long-term incentive compensation program for senior management, issued phantom stock option performance awards to key employees through 1999. In August 2000, all outstanding phantom stock options were exchanged for a combination of cash and stock equivalent units relating to Edison International common stock in accordance with the EME Affiliate Option Exchange Offer. Compensation expense recorded with respect to phantom stock options was $4 million, $2 million, and $6 million in 2003, 2002 and 2001, respectively.

Note 17. Commitments and Contingencies

Capital Improvements

        At December 31, 2003, EME's subsidiaries had firm commitments to spend approximately $80 million on construction and other capital investments during 2004 through 2008. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from these operations. The construction expenditures primarily relate to the construction of a power plant in New Zealand by Contact Energy. The capital expenditures primarily relate to new plant and equipment primarily related to Midwest Generation and the Contact Energy project.

Fuel Supply Contracts

        At December 31, 2003, EME's subsidiaries had contractual commitments to purchase and/or transport coal and fuel oil. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses in some cases, these minimum commitments are currently estimated to aggregate $2.4 billion in the next five years summarized as follows: 2004—$729 million; 2005—$688 million; 2006—$475 million; 2007—$311 million; and 2008—$153 million.

Gas Transportation Agreements

        At December 31, 2003, EME had a contractual commitment to transport natural gas. EME's share of the commitment to pay minimum fees under its gas transportation agreement, which has a term of 15 years, is currently estimated to aggregate $35 million in the next five years, summarized as follows: 2004—$7 million; 2005—$7 million; 2006—$7 million; 2007—$7 million; and 2008—$7 million.

Other Contractual Obligations

        At December 31, 2003, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

        EME Homer City entered into a Coal Cleaning Agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of approximately $260 thousand per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage. The agreement expired on August 31, 2002 and was renewed with the same terms through December 31, 2005, with a two-year extension option.

        At December 31, 2003, other contractual obligations are summarized as follows: 2004—$11 million; 2005—$10 million; 2006—$4 million; 2007—$4 million; and 2008—$4 million.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At December 31, 2003, Midwest Generation had $10 million recorded as a liability related to this matter and had made $1 million in payments.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments

        Brooklyn Navy Yard is a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. EME's wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard Cogeneration Partners, L.P. for any payments due under this settlement agreement, which are scheduled through 2006. At December 31, 2003, EME recorded a liability of $14 million related to this indemnity.

Guarantee of 50% of TM Star Fuel Supply Obligations

        TM Star was formed for the limited purpose of selling natural gas to March Point Cogeneration Company, an affiliate through common ownership, under a fuel supply agreement that extends through December 31, 2011. TM Star has entered into fuel purchase contracts with unrelated third parties to meet a portion of the obligations under the fuel supply agreement. EME has guaranteed 50% of TM Star's obligation under the fuel supply agreement to March Point Cogeneration Company. Due to the nature of the obligation under this guarantee, a maximum potential liability cannot be determined. TM Star has met its obligations to March Point Cogeneration Company, and, accordingly, no claims against this guarantee have been made. TM Star was merged into March Point Cogeneration Company effective as of January 16, 2004, and this guarantee terminated by operation of law as of that date.

Capacity Indemnification Agreements

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of December 31, 2003, if payment were required, would be $181 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract.

Bank Indemnity under a Letter of Credit Supporting ISAB Energy's Debt Service Reserve Account

        EME agreed to indemnify its lenders under its credit facilities from amounts drawn on a $26 million letter of credit issued for the benefit of the lenders to ISAB Energy, a 49% unconsolidated affiliate, in lieu of ISAB Energy funding a debt service reserve account using additional equity contributions. Accordingly, a default under ISAB Energy's project debt could result in a draw under the letter of credit which, in turn, would result in a borrowing under EME's credit facilities. The letter of credit is renewed each six-month period or until ISAB Energy funds the debt service account. The indemnification is subject to the maximum amount drawn under the letter of credit. EME has not recorded a liability related to this indemnity.

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

Contingencies

Legal Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 2, 2002, the United States Justice Foundation announced that it had filed a complaint in the Superior Court of the State of California, Los Angeles County, against the California Department of Water Resources, all sellers of power under long-term energy contracts entered into in 2001, including Sunrise Power Company, and Vikram Budhraja, one of the consultants involved in the negotiation of energy contracts on behalf of the California Department of Water Resources. The lawsuit asks the Superior Court to void all the contracts entered into in 2001, as well as all the contracts renegotiated in 2002, as a result of a purported conflict of interest by Mr. Budhraja. Sunrise Power Company was not served with the complaint. On November 25, 2003, the plaintiffs filed a voluntary dismissal with prejudice of this lawsuit. The dismissal was entered by the court on December 2, 2003.

        On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the U.S. District Court, Northern District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue. On July 9, 2003, Judge Whaley of the U.S. District Court concluded the federal court lacked jurisdiction and remanded the case to the originating San Francisco Superior Court. Defendants, including Sunrise Power Company, have stipulated to respond to the complaint thirty days after it is assigned to a specific court of the San Francisco Superior Court. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties has again removed the lawsuit to federal court, where it is currently pending (subject to remand). EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

Environmental Matters and Regulations

Introduction

        EME is subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

State—Illinois

Air Quality

        In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The study, which is to be submitted between September 30, 2003 and September 30, 2004, also requires an evaluation of incentives to promote renewable energy and the establishment of a banking system for certifying credits from voluntary reductions of greenhouse gases. The law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations. Until the Illinois EPA issues its findings and proposes regulations in accordance with the findings, if such regulations are proposed, EME cannot evaluate the potential impact of this legislation on the operations of its facilities.

        Beginning with the 2003 ozone season (May 1 through September 30), EME has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard will be met by averaging the emissions of all EME's Illinois power plants. Beginning with the 2004 ozone season, Midwest Generation's facilities will become subject to the federally-mandated "NOx SIP Call" regulation that will cap ozone-season NOx emissions within a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. EME has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized as needed to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the pending NOx limitations.

Water Quality

        The Illinois EPA is reviewing the water quality standards for the DesPlaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from Joliet and Will County. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards have not been developed at this time. At this time no new standards have been proposed, so EME cannot estimate the financial impact of this review. However, the cost of additional cooling water treatment, if required, could be substantial.

State—Pennsylvania

Water Quality

        The discharge from the treatment plant receiving the wastewater stream from EME's Unit 3 flue gas desulfurization system at the Homer City facilities has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME has been notified by the Pennsylvania Department of Environmental Protection (PADEP) that it has been included in the Quarterly Noncompliance Report submitted to the United States EPA. EME has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME has also discussed these approaches for resolving the water quality issues with PADEP. Pilot studies are underway, but until they are completed and the results are evaluated, EME cannot estimate the costs to comply with these selenium limits. After the results of the pilot studies are evaluated, EME will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and then instruct the contractor to make the necessary improvements. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

Clean Air Act

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

Mercury Maximum Achievable Control Technology Determination

        In December 2000, the United States Environmental Protection Agency (EPA) announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. On December 15, 2003, EPA issued proposed rules for regulating mercury emissions from coal-fired power plants. EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On February 24, 2004, the EPA announced a Supplemental Notice of Proposed Rulemaking that provides more details on their emissions cap and trade proposal for mercury. At this time, EPA anticipates finalizing the regulations in December, 2004, with controls required to be in place by some time between the end of 2007 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

        Management's preliminary estimate is that the mercury regulations may require EME to spend up to $300 million for capital improvements at its Homer City facilities in the 2006-2010 time frame, although the timing will depend on the which proposal is adopted. Until the mercury regulations are finalized, EME cannot fully evaluate the potential impact of these regulations on the operations of all its facilities. Additional capital costs related to these regulations could be required in the future and they could be material, depending upon the final standards adopted by the EPA.

National Ambient Air Quality Standards

        New ambient air quality standards for ozone, coarse particulate matter and fine particulate matter were adopted by the EPA in July 1997. It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the EPA's revised ozone and fine particulate matter ambient air quality standards.

        Because of the delays resulting from the litigation over the new standards, the EPA's new schedule for implementing the ozone and fine particulate matter standards calls for designation of attainment and non-attainment areas under the two standards in 2004. Once these designations are published, states will be required to revise their implementation plans to achieve attainment of the revised standards. The revised SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

        In December 2003, the EPA proposed rules that would require states to revise their SIPs to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. This proposed "Interstate Air Quality" rule is designed to be completed before states must revise their SIPs to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Illinois and Pennsylvania. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015. The EPA is expected to issue final rules in December 2004.

        At this time, EME cannot predict the emission reduction targets that the EPA will ultimately adopt or the specific timing for compliance with those targets. In addition, any additional obligations on EME's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, EME may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

New Source Review Requirements

        On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities, not including EME, for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.

        Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below). In January 2004, EPA announced new enforcement actions against several power generating facilities.

        On December 31, 2002, the EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

        A federal district court, ruling on a lawsuit filed by EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        On October 27, 2003, EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

        Prior to EME's purchase of the Homer City facilities, the EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the EPA. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the EPA related to these same plants. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the EPA with respect to any of EME's United States facilities.

        EPA's enforcement policy on alleged NSR violations is currently uncertain. These developments will continue to be monitored by EME to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by EME or its subsidiaries, or on EME's results of operations or financial position.

Clean Water Act—Cooling Water Intake Structures

        On February 16, 2004, the Administrator of the EPA signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. EME is in the process of evaluating this regulation, which could have a material impact on some of EME's United States facilities.

Federal Legislative Initiatives

        There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation and Asbestos

        Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

        The cost of investigation, remediation or removal of these substances may be substantial. In connection with the ownership and operation of EME's facilities, EME may be liable for these costs. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the remediation of contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with the ownership and operation of its facilities, EME may be liable for these costs.

        With respect to EME's liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at our sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

        Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME may be liable for these costs. EME has agreed to indemnify the sellers of the Illinois Plants and the Homer City facilities with respect to specified environmental liabilities. See "—Guarantees and Indemnities" for a discussion of these indemnities.

International

United Nations Framework Convention on Climate Change

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

        In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Apart from the Kyoto Protocol, EME may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions. To date, none have passed through Congress. In addition, there have been several petitions from states and other parties to compel the EPA to regulate greenhouse gases under the Clean Air Act. The EPA denied on September 3, 2003, a petition by Massachusetts, Maine and Connecticut to compel EPA under the Clean Air Act to require EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against EPA in the United States Court of Appeals for the D.C.

Circuit (D.C. Circuit), and, the D.C. Circuit has granted intervention requests from 10 states that support EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

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

        With the exception of Turkey, all of the countries identified have ratified the United Nations Framework Convention on Climate Change, as well as signed the Kyoto Protocol. Italy, New Zealand, Spain, Thailand, and the United Kingdom have also ratified the Kyoto Protocol, and, with the exception of Australia and the United States, all of the other remaining countries are expected to do so by mid-2004.

        For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it. Currently, the countries ratifying the Kyoto Protocol account for 44.2% of carbon dioxide emissions. Although Russia also indicated at the Johannesburg Summit in September 2002 its desire to ratify the treaty, it stepped back from that position in late 2003 and has yet to set a date for ratification. Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is essential to bring the treaty into effect.

        If EME does become subject to limitations on emissions of carbon dioxide from its fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on their operations.

United Nations Proposed Framework Convention on Mercury

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

        The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial Environment Forum. However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States approach: 1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action, 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury,

3) recommends the establishment of a "Mercury Program" within UNEP, 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization, and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

        If EME does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on their operations.

Note 18. Lease Commitments

        EME leases office space, property and equipment under noncancelable lease agreements that expire in various years through 2063.

        Future minimum payments for operating leases at December 31, 2003, are:

Years Ending December 31,	Operating Leases
2004	$319
2005	364
2006	445
2007	481
2008	480
Thereafter	4,569

Total future commitments	$6,658

        Operating lease expense amounted to $240 million, $233 million and $163 million in 2003, 2002 and 2001, respectively.

Sale-Leaseback Transactions

        On December 7, 2001, a subsidiary of EME completed a sale-leaseback of EME's Homer City facilities to third-party lessors for an aggregate purchase price of $1.6 billion, consisting of $782 million in cash and assumption of debt (the fair value of which was $809 million). Under the terms of the 33.67-year leases, EME's subsidiary is obligated to make semi-annual lease payments on each April 1 and October 1. If a lessor intends to sell its interest in the Homer City facilities, EME has a right of first refusal to acquire the interest at fair market value. Minimum lease payments (included in the table above) are $142 million in 2004, $152 million in 2005, $152 million in 2006, $151 million in 2007, and $152 million in 2008. At December 31, 2003, the total remaining minimum lease payments are $3 billion. Lease costs will be levelized over the terms of the leases. The gain on the sale of the facilities has been deferred and is being amortized over the term of the leases.

        On August 24, 2000, a subsidiary of EME completed a sale-leaseback of EME's Powerton and Joliet power facilities located in Illinois to third-party lessors for an aggregate purchase price of $1.4 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), EME's subsidiary makes semi-annual lease payments on each January 2 and July 2, which began January 2, 2001. EME guarantees its subsidiary's payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, EME has a right of first refusal to acquire the interest at fair market value. Minimum lease payments (included in the table above) are $97 million in 2004, $141 million in 2005, $185 million in 2006, $185 million in 2007, and $185 million in 2008. At December 31, 2003, the total remaining minimum lease payments are $2 billion. Lease costs of these power facilities will be levelized over the terms of the respective leases. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases.

        In connection with the acquisition of the Illinois Plants, EME assigned the right to purchase the Collins gas and oil-fired power plant to third-party lessors. The third-party lessors purchased the Collins Station for $860 million and entered into leases of the plant with EME. The leases, which are being accounted for as operating leases, have an initial term of 33.75 years with payments due on a quarterly basis. The base lease rent includes both a fixed and variable component; the variable component of which is impacted by movements in defined short-term interest rate indexes. Under the terms of the leases, EME may request a lessor, at its option, to refinance the lessor's debt, which if completed would impact the base lease rent. If a lessor intends to sell its interest in the Collins Station, EME has a first right of refusal to acquire the facility at fair market value. Minimum lease payments (included in the table above) are $50 million in 2004, $50 million in 2005, $90 million in 2006, $129 million in 2007, and $129 million in 2008. At December 31, 2003, the total remaining minimum lease payments were $1.3 billion. See Note 23—Subsequent Event.

Note 19. Related Party Transactions

        Specified administrative services such as payroll and employee benefit programs, all performed by Edison International or Southern California Edison Company employees, are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates, including MEHC. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, services of Edison International or Southern California Edison employees are sometimes directly requested by MEHC and these services are performed for MEHC's benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost. MEHC believes the allocation methodologies utilized are reasonable. MEHC made reimbursements for the cost of these programs and other services, which amounted to $63 million, $53 million and $71 million in 2003, 2002 and 2001, respectively. Accounts payable—affiliates associated with these administrative services totaled $3 million and $12 million at December 31, 2003 and 2002, respectively.

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

        MEHC records accruals for tax liabilities and/or tax benefits which are settled quarterly according to a series of tax-allocation agreements as described in Note 2. Under these agreements, MEHC recognized tax benefits applicable to continuing operations of $152 million, $258 million and $36 million for 2003, 2002 and 2001, respectively. See Note 14—Income Taxes. Amounts included in Accounts receivable—affiliates associated with these tax benefits totaled $18 million and $30 million at December 31, 2003 and 2002, respectively.

        Edison Mission Operation & Maintenance, Inc., an indirect, wholly owned affiliate of EME, has entered into operation and maintenance agreements with partnerships in which EME has a 50% or less ownership interest. Pursuant to the negotiated agreements, Edison Mission Operation & Maintenance is to perform all operation and maintenance activities necessary for the production of power by these partnerships' facilities. The agreements continue until terminated by either party. Edison Mission Operation & Maintenance is paid for all costs incurred with operating and maintaining such facilities and may also earn an incentive compensation as set forth in the agreements. EME recorded revenues under the operation and maintenance agreements of $24 million, $22 million and $24 million in 2003, 2002 and 2001, respectively. Accounts receivable—affiliates for Edison Mission Operation & Maintenance totaled $6 million and $7 million at December 31, 2003 and 2002, respectively.

        Specified EME subsidiaries have ownership in partnerships that sell electricity generated by their project facilities to Southern California Edison Company and others under the terms of long-term power purchase agreements. Sales by these partnerships to Southern California Edison Company under these agreements amounted to $754 million, $548 million and $983 million in 2003, 2002 and 2001, respectively.

Note 20. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2003	2002	2001
Cash paid
Interest (net of amount capitalized)	$614	$567	$557
Income taxes (receipts)	$(118)	$(462)	$90
Cash payments under plant operating leases	$271	$272	$83
Details of assets acquired
Fair value of assets acquired	$336	$16	$898
Liabilities assumed	58	—	801

Net cash paid for acquisitions	$278	$16	$97

Note 21. Business Segments

        EME operates predominantly in one line of business, electric power generation, with reportable segments organized by geographic region: Americas, Asia Pacific and Europe. EME's plants are located in different geographic areas, which mitigate somewhat the effects of regional markets, regional economic downturns or unusual weather conditions. These regions take advantage of the increasing globalization of the independent power market.

        Electric power and steam generated in the United States is sold primarily under (1) long-term contracts, with terms of 15 to 30 years, to domestic electric utilities and industrial steam users, (2) under bilateral arrangements with domestic utilities and power marketers pursuant to short-term transactions or to the PJM and/or NYISO, or (3) under three power purchase agreements with Exelon Generation Company, which began December 15, 1999 and expire on December 31, 2004. EME currently derives a significant source of its revenues from the sale of energy and capacity to Exelon Generation under these power purchase agreements. EME's revenues from Exelon Generation were $708 million in 2003 and $1.1 billion for each 2002 and 2001. This represents 22%, 41% and 43% of EME's consolidated revenues in 2003, 2002 and 2001, respectively. Exelon Generation revenues are included in the Americas region shown below.

        The Loy Yang B power plant and the Valley Power Peaker power plant both located in Australia sell their electrical energy through a centralized electricity pool by entering into short and/or long-term contracts to hedge against the volatility of price fluctuations in the pool. The First Hydro power plants located in the United Kingdom sell their electrical energy and capacity through bilateral contracts of varying terms in the England and Wales wholesale electricity market. Other electric power generated overseas is sold under short and/or long-term contracts to either electricity companies, electricity buying groups or electric utilities located in the country where the power is generated. Intercompany transactions have been eliminated in the following segment information.

	Americas	Asia Pacific	Europe	Corporate/ Other	Total
2003
Operating revenues from consolidated subsidiaries	$1,605	$1,003	$528	$1	$3,137
Net gains (losses) from price risk management and energy trading	48	6	(10)	—	44

Total operating revenues	1,653	1,009	518	1	3,181

Fuel, plant operations and transmission costs, and plant operating leases	1,236	620	389	5	2,250
Depreciation and amortization	149	101	34	6	290
Asset impairment and other charges	304	—	—	—	304
Administrative and general	46	16	14	99	175

Income (loss) from operations	(82)	272	81	(109)	162

Equity in income from unconsolidated affiliates	258	66	44	—	368
Interest and other income	4	(6)	(3)	14	9
Gain on sale of assets	—	13	—	—	13
Interest expense	6	(120)	(79)	(465)	(658)
Dividends on preferred securities	—	(4)	—	(7)	(11)

Total other income (expense)	268	(51)	(38)	(458)	(279)

Income (loss) from continuing operations before income taxes and minority interest	$186	$221	$43	$(567)	$(117)

Identifiable assets	$3,748	$4,356	$1,972	$570	$10,646
Assets of discontinued operations	—	—	6	—	6
Equity investments and advances	812	676	119	—	1,607

Total assets	$4,560	$5,032	$2,097	$570	$12,259

Additions to property and plant	$76	$46	$—	$4	$126

2002
Operating revenues from consolidated subsidiaries	$1,564	$707	$452	$—	$2,723
Net gains (losses) from price risk management and energy trading	39	(1)	(9)	(2)	27

Total operating revenues	1,603	706	443	(2)	2,750

Fuel, plant operations and transmission costs, and plant operating leases	1,209	419	313	3	1,944
Depreciation and amortization	139	68	34	7	248
Long-term incentive compensation	—	—	—	2	2
Settlement of postretirement employee benefit liability	(71)	—	—	—	(71)
Asset impairment and other charges	131	—	—	—	131
Administrative and general	46	17	17	87	167

Income (loss) from operations	149	202	79	(101)	329

Equity in income from unconsolidated affiliates	207	36	40	—	283
Interest and other income	7	2	—	16	25
Gain on sale of assets	—	—	5	—	5
Interest expense	16	(92)	(74)	(461)	(611)
Dividends on preferred securities	—	(7)	—	(14)	(21)

Total other income (expense)	230	(61)	(29)	(459)	(319)

Income (loss) from continuing operations before income taxes and minority interest	$379	$141	$50	$(560)	$10

Identifiable assets	$4,233	$2,992	$2,038	$449	$9,712
Assets of discontinued operations	—	—	10	—	10
Equity investments and advances	950	580	115	—	1,645

Total assets	$5,183	$3,572	$2,163	$449	$11,367

Additions to property and plant	$493	$56	$2	$3	$554

2001
Operating revenues from consolidated subsidiaries	$1,617	$464	$369	$3	$2,453
Net gains (losses) from price risk management and energy trading	35	(4)	3	2	36

Total operating revenues	1,652	460	372	5	2,489

Fuel, plant operations and transmission costs, and plant operating leases	1,166	266	250	—	1,682
Depreciation and amortization	166	54	35	8	263
Long-term incentive compensation	—	—	—	6	6
Asset impairment and other charges	59	—	—	—	59
Administrative and general	46	12	15	101	174

Income (loss) from operations	215	128	72	(110)	305

Equity in income from unconsolidated affiliates	351	8	15	—	374
Interest and other income	8	—	7	24	39
Gain on sale of assets	43	(2)	—	—	41
Gain on early extinguishment of debt	10	—	—	—	10
Interest expense	(70)	(73)	(74)	(407)	(624)
Dividends on preferred securities	—	(8)	—	(14)	(22)

Total other income (expense)	342	(75)	(52)	(397)	(182)

Income (loss) from continuing operations before income taxes and minority interest	$557	$53	$20	$(507)	$123

Identifiable assets	$3,742	$2,511	$1,759	$947	$8,959
Assets of discontinued operations	—	—	319	—	319
Equity investments and advances	1,166	563	101	—	1,830

Total assets	$4,908	$3,074	$2,179	$947	$11,108

Additions to property and plant	$142	$67	$13	$20	$242

Geographic Information

        Foreign operating revenues and assets by country included in the table above are shown below.

	Years Ended December 31,
	2003	2002	2001
Operating revenues
Australia	$253	$213	$166
New Zealand	756	493	294

Total Asia Pacific	$1,009	$706	$460

United Kingdom	$371	$317	$236
Turkey	124	111	118
Spain	23	15	18

Total Europe	$518	$443	$372

	December 31,
	2003	2002	2001
Assets
Australia	$1,687	$1,264	$1,152
New Zealand	2,640	1,738	1,333
Indonesia	601	550	535
Other Asia Pacific	104	20	54

Total Asia Pacific	$5,032	$3,572	$3,074

United Kingdom(1)	$1,630	$1,690	$1,680
Turkey	188	217	259
Spain	145	117	136
Italy	66	65	64
Other Europe	68	74	40

Total Europe	$2,097	$2,163	$2,179

(1)
Includes assets of discontinued operations.

Note 22. Quarterly Financial Data (unaudited)

	First(i)	Second		Third(i)	Fourth(i)		Total
2003
Operating revenues	$683	$715		$1,014	$769		$3,181
Operating income (loss)	35	(200	)(ii)	303	24		162
Income (loss) from continuing operations before accounting change	(32)	(188	)(ii)	176	(27)		(71)
Discontinued operations, net	—	(3)		—	4		1
Net income (loss)	(41)	(191)		176	(23)		(79)
	First(i)	Second		Third(i)	Fourth(i)		Total
2002
Operating revenues	$537	$673		$954	$586		$2,750
Operating income (loss)	(13)	73		251	18		329
Income (loss) from continuing operations before accounting change	(63)	(29)		132	(37)		3
Discontinued operations, net	5	9		7	(78	)(iii)	(57)
Net income (loss)	(72)	(20)		139	(115	)(iii)	(68)

(i)
Reflects EME's seasonal pattern, in which the majority of earnings from domestic projects are recorded in the third quarter of each year and higher electric revenues from specified international projects are recorded during the winter months of each year.

(ii)
Reflects asset impairment charge of $245 million pre-tax ($150 million, after tax) required to write-down the carrying amount of the small peaking plants in Illinois to their estimated fair value.

(iii)
Reflects asset impairment charges of $77 million, after tax, and a provision for bad debts of $1 million, after tax, required to write-down the carrying amount of the Lakeland plant and related claims under the power sales agreement to its fair market value.

Note 23. Subsequent Event

        On March 10, 2004, Midwest Generation agreed in principle with the lease equity investor to terminate the Collins Station lease. The agreement in principle sets forth specified conditions required for the termination, including Midwest Generation successfully borrowing funds to finance the repayment of Collins Station lease debt of $774 million and settlement of Midwest Generation's termination liability with the lease equity investor. There is no assurance that the agreement in principle will result in termination of the Collins Station lease. If the termination occurs, Midwest Generation will take title to the Collins Station and, subject to its contractual obligation to Exelon Generation, plans to subsequently abandon the Collins Station or sell it to a third party.

        If Midwest Generation completes the lease termination and subsequently abandons the Collins Station, EME expects to record a pretax loss of approximately $1 billion (approximately $620 million after tax). This loss will reduce EME's net worth (using December 31, 2003) from $1.9 billion to approximately $1.3 billion. To avoid the possibility of covenant defaults which could arise from a decline in net worth, EME plans to take the following actions before or simultaneously with the Collins Station lease termination:

  •
  replace its $145 million corporate credit facility with a new secured credit facility;

  •
  repay the $28 million due under the Coal and Capex facility (guaranteed by EME); and

  •
  eliminate or modify the net worth covenant in its guaranty of the Powerton-Joliet lease.

        If Midwest Generation completes the termination of the Collins Station lease followed by abandonment or sale to a third party, EME anticipates that the termination payment would result in a substantial income tax deduction. Because of these arrangements, EME does not expect that termination of the Collins Station lease will have a material adverse effect on its liquidity. If the lease termination does not occur, the terms of the lease will remain in effect and Midwest Generation will seek to restructure the lease with the lease equity investor.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Positions with Mission Energy Holding Company

        Listed below are MEHC's current directors and executive officers and their ages and positions as of March 11, 2004.

Name, Position and Age	Director Continuously Since	Term Expires	Position Held Continuously Since	Term Expires
John E. Bryson, 60 Director, Chairman of the Board	2001	2004	—	—
Frank B. Bilotta, 43 Director	2001	2004	—	—
Bryant C. Danner, 66 Director	2001	2004	—	—
Theodore F. Craver, Jr., 52 Director, Chief Executive Officer and President	2001	2004	2001	2004
Barbara Mathews, 51 Secretary and Assistant General Counsel	—	—	2001	2004
Kevin M. Smith, 45 Senior Vice President and Chief Financial Officer	—	—	2001	2004
Raymond W. Vickers, 61 Senior Vice President and General Counsel	—	—	2001	2004

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

Audit Committee Financial Expert

        The board of directors has determined that Mission Energy Holding Company has at least one audit committee financial expert (as defined in rules of the Securities and Exchange Commission) serving on its audit committee. The name of the audit committee financial expert is Theodore F. Craver, Jr., who is not an independent director.

Code of Ethics for Senior Financial Officers

        Mission Energy Holding Company has adopted a code of business conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is posted under the heading "Corporate Governance" on the Internet website maintained by Mission Energy Holding Company's parent at www.edisoninvestor.com. Any amendment to or waiver from a provision of the code of business conduct and ethics that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within five business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

        MEHC officers receive compensation from EME or Edison International and receive no compensation from MEHC. For information concerning the chief executive officer and four most highly paid executive officers, other than the chief executive officer, of EME and Edison International, see Item 11 of EME's Form 10-K for the year ended December 31, 2003 and the Summary Compensation Table in the Executive Compensation section of Edison International's Proxy Statement relating to its 2004 Annual Meeting of Shareholders, respectively, which are incorporated by reference.

Compensation of Directors

        MEHC's directors do not receive any compensation for serving on its board of directors or attending meetings, thereof, except that MEHC's independent director, Frank B. Bilotta, receives customary compensation. During 2003, Mr. Bilotta received an annual fee of $3,500 for providing independent directorship services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

        Set forth below is certain information regarding each person who is known to MEHC to be the beneficial owner of more than five percent of MEHC's common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, no par value	Edison Mission Group Inc. 2244 Walnut Grove Avenue Rosemead, California 91770	1,000 shares held directly and with exclusive voting and investment power	100%

        For information concerning the number of equity securities of Edison International beneficially owned by all directors and executive officers of EME and Edison International, individually and as a group, see Item 12 of EME's Form 10-K for the year ended December 31, 2003 and the table entitled "Stock Ownership of Directors and Executive Officers" of Edison International's Proxy Statement relating to its 2004 Annual Meeting of Shareholders, respectively, which are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other Management Transactions

        In July 1999, EME made an interest-free loan to Georgia R. Nelson, who at that time was Senior Vice President and President of Midwest Generation EME, LLC, in the amount of $179,800 in exchange for a note executed by Ms. Nelson and payable to EME 365 days following the conclusion of her assignment in Chicago, Illinois. The entire note was paid in full in July 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

        The following table sets forth the aggregate fees billed to Mission Energy Holding Company (consolidated total including Mission Energy Holding Company and its subsidiaries), for the fiscal years ended December 31, 2003 and December 31, 2002, by PricewaterhouseCoopers LLP and Arthur Andersen LLP:

	Year	Mission Energy Holding Company and Subsidiaries ($000)
Audit Fees:(1)
PricewaterhouseCoopers	2003 2002	2,555 4,599
Arthur Andersen	2002	134
Audit Related Fees:(2)
PricewaterhouseCoopers	2003 2002	551 —
Arthur Andersen	2002	—
Tax Fees:(3)
PricewaterhouseCoopers	2003 2002	1,318 315
Arthur Andersen	2002	850
All Other Fees:
PricewaterhouseCoopers	2003 2002	— —
Arthur Andersen	2002	—

(1)
The 2002 audit fees were higher than 2003 due to a re-audit of the 2001 and 2000 financial statements resulting from the change in auditors in combination with the treatment of the Lakeland project as a discontinued operation which required reclassification of prior years' financial statements.

(2)
The nature of the services comprising these fees were assurance and related services related to the performance of the audit or review of the financial statements, including the implementation of the requirements of the Sarbanes-Oxley Act of 2002.

(3)
The nature of the services comprising these fees were to support compliance with federal, state and foreign tax reporting and payment requirements, including tax return review and review of tax laws, regulations or cases.

        The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The independent auditors must assure that all audit and non-audit services provided to Mission Energy Holding Company and its subsidiaries have been approved by the Edison International Audit Committee. During the fiscal year ended December 31, 2003, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

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

  (b)
  Reports on Form 8-K

Date of Report	Date Filed	Item(s) Reported
October 1, 2003	October 2, 2003	5
October 28, 2003	October 29, 2003	5
November 5, 2003	November 5, 2003	12	*
December 11, 2003	December 12, 2003	5, 7

*
Reports on Form 8-K reporting events on Item 12 thereunder are furnished to, not filed with, the Securities and Exchange Commission.

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
2.7
Purchase and Sale Agreement, dated May 10, 2000, between Edison Mission Energy, P & L Coal Holdings Corporation and Gold Fields Mining Corporation, incorporated by reference to Exhibit 2.9 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2000.
2.8
Asset Purchase Agreement dated March 3, 2000 between MEC International B.V. and UPC International Partnership CV II, incorporated by reference to Exhibit 10.80 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2000.

2.9
Stock Purchase Agreement, dated November 17, 2000 between Mission Del Sol, LLC and Texaco Inc., incorporated by reference to Exhibit 2.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
2.10
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
2.11
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
3.2	By-laws of Mission Energy Holding Company, dated as of October 18, 2002.*
3.3	Certificate of Incorporation of Edison Mission Energy dated August 14, 2001, incorporated by reference to Exhibit 3.1 to Edison Mission Energy's Form 8-K dated October 26, 2001.
3.4	By-Laws of Edison Mission Energy, dated August 15, 2001, incorporated by reference to Exhibit 3.2 to Edison Mission Energy's Form 8-K dated October 26, 2001.
4.1
Indenture, dated as of July 2, 2001, by and between Mission Energy Holding Company and Wilmington Trust Company with respect to $800 million aggregate principal amount of 13.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.1 to Mission Energy Holding Company's Registration Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001.
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
4.9.1	Form of 9.875% Senior Note due 2011 (included in Exhibit 4.2 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 24, 2001).
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
4.14
Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee, and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.12 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
4.21.1
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.22 hereto, incorporated by reference to Exhibit 4.4.1 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001.
4.22
Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee, incorporated by reference to Exhibit 4.9 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001.
4.22.1
Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.22 hereto, incorporated by reference to Exhibit 4.9.1 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2003.

10.1
Power Supply Agreement between State Electricity Commission of Victoria, Loy Yang B Power Station Pty. Ltd. and the Company Australia Pty. Ltd., as managing partner of the Latrobe Power Partnership, dated December 31, 1992, incorporated by reference to Exhibit 10.9 to Edison Mission Energy's Registration Statement on Form 10 to the Securities and Exchange Commission on September 30, 1994 and amended by Amendment No. 1 thereto dated November 19, 1994 and Amendment No. 2 thereto dated November 21, 1994 (as so amended, the "Form 10").
10.2
Power Purchase Agreement between P.T. Paiton Energy Company as Seller and Perusahaan Umum Listrik Negara as Buyer, dated February 12, 1994, incorporated by reference to Exhibit 10.10 to Edison Mission Energy's Form 10.
10.2.1
Amendment to Power Purchase Agreement between P.T. Paiton Energy (formerly known as P.T. Paiton Energy Company) as Seller and P.T. PLN (Persero) (as successor to Perusahaan Umum Listrik Negara) as Buyer, dated as of June 28, 2002, incorporated by reference to Exhibit 10.10.1 to Edison Mission Energy's Form 10-Q for the quarter ended June 30, 2002.
10.3	Conformed copy of the Guarantee Agreement dated as of November 30, 1994, incorporated by reference to Exhibit 10.34 to Edison Mission Energy's Form 10.
10.4
Amended and Restated Limited Partnership Agreement of Mission Capital, L.P., dated as of November 30, 1994, incorporated by reference to Exhibit 10.37 to Edison Mission Energy's Form 10-K for the year ended December 31, 1994.
10.5
Action of General Partner of Mission Capital, L.P. creating the 9 7/8% Cumulative Monthly Income Preferred Securities, Series A, dated as of November 30, 1994, incorporated by reference to Exhibit 10.38 to Edison Mission Energy's Form 10-K for the year ended December 31, 1994.
10.6
Action of General Partner of Mission Capital, L.P., creating the 8 1/2% Cumulative Monthly Income Preferred Securities, Series B, dated as of August 8, 1995, incorporated by reference to Exhibit 10.39 to Edison Mission Energy's Form 10-Q for the quarter ended June 30, 1995.
10.7
Guarantee Assumption Agreement from Edison Mission Energy, dated December 23, 1998, under which Edison Mission Energy assumed all of the obligations of KENETECH Energy Systems, Inc. to Union Carbide Caribe Inc., under the certain Guaranty dated November 25, 1997, incorporated by reference to Exhibit 10.51 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.8
Transition Power Purchase Agreement, dated August 1, 1998, between New York State Electric & Gas Corporation and Mission Energy Westside, Inc, incorporated by reference to Exhibit 10.52 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.9
Guarantee, dated August 1, 1998, between Edison Mission Energy, Pennsylvania Electric Company, NGE Generation, Inc. and New York State Electric & Gas Corporation, incorporated by reference to Exhibit 10.54 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.10
Amended and Restated Guarantee and Collateral Agreement, dated as of December 7, 2001, made by EME Homer City Generation L.P. in favor of The Bank of New York as successor to United States Trust Company of New York, as Collateral Agent, incorporated by reference to Exhibit 10.16.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

10.11
Amended and Restated Security Deposit Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P. and The Bank of New York as Collateral Agent, incorporated by reference to Exhibit 10.18.2 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001.
10.12
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
10.13
Coal and Capex Facility Agreement, dated July 16, 1999 between EME Finance UK Limited, Barclay's Capital and Credit Suisse First Boston, The Financial Institutions named as Banks, and Barclays Bank PLC as Facility Agent, incorporated by reference to Exhibit 10.64 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 1999.
10.13.1
Amendment One to Coal and Capex Facility Agreement, dated as of May 29, 2001, by and among Edison Mission Energy Finance UK Limited and Barclays Bank PLC, as Facility Agent, incorporated by reference to Exhibit 10.64.1 to Edison Mission Energy's Form 10-Q for the quarter ended June 30, 2001.
10.14
Guarantee by Edison Mission Energy dated July 16, 1999 supporting the Coal and Capex Facility Agreement (Facility Agreement) issued by Barclays Bank PLC to secure EME Finance UK Limited obligations pursuant to the Facility Agreement, incorporated by reference to Exhibit 10.65 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 1999.
10.14.1
Amendment One to Guarantee by Edison Mission Energy supporting the Facility Agreement, dated as of August 17, 2000, incorporated by reference to Exhibit 10.65.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
10.14.2
Amendment Two to Guarantee by Edison Mission Energy Supporting the Facility Agreement, dated as of May 29, 2001, incorporated by reference to Exhibit 10.65.2 to Edison Mission Energy's Form 10-Q for the quarter ended June 30, 2001.
10.15
Exchange and Registration Rights Agreement, dated as of May 27, 1999, by and among the Initial Purchasers named therein, the Guarantors named therein and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.1 to Edison Mission Holdings Co.'s Registration Statement on Form S-4 to the Securities and Exchange Commission on December 3, 1999.
10.16
Power Purchase Agreement (Crawford, Fisk, Waukegan, Will County, Joliet and Powerton Generating Stations), dated as of December 15, 1999, between Commonwealth Edison Company and Midwest Generation, LLC, incorporated by reference to Exhibit 10.86 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
10.17
Power Purchase Agreement (Collins Generating Station), dated as of December 15, 1999, between Commonwealth Edison Company and Midwest Generation, LLC, incorporated by reference to Exhibit 10.87 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.

10.17.1
Amendment No. 1 to the Power Purchase Agreement, dated July 12, 2000, between Commonwealth Edison Company and Midwest Generation, LLC, incorporated by reference to Exhibit 10.87.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
10.17.2
Amended and Restated Power Purchase Agreement (Collins Generating Station), dated as of September 13, 2000, between Commonwealth Edison Company and Midwest Generation, LLC, incorporated by reference to Exhibit 10.87.2 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
10.18
Power Purchase Agreement (Crawford, Fisk, Waukegan, Calumet, Joliet, Bloom, Electric Junction, Sabrooke and Lombard Peaking Units), dated as of December 15, 1999, between Commonwealth Edison Company and Midwest Generation, LLC, incorporated by reference to Exhibit 10.88 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
10.19
Reimbursement Agreement, dated as of August 17, 2000, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.90 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
10.20
Credit Agreement, dated as of September 13, 2001, among Edison Mission Energy, Certain Commercial Lending Institutions, Citicorp USA, Inc., as Administrative Agent, and Citibank, N.A. as Issuing Agent, incorporated by reference to Exhibit 10.92 to Amendment No. 1 of Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on September 27, 2001.
10.20.1
Amendment One to Credit Agreement, dated as of November 14, 2001, by and among Edison Mission Energy, Certain Commercial Lending Institutions and Citicorp USA, Inc., as Administrative Agent, incorporated by reference to Exhibit 10.92.1 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
10.20.2
Amendment Two to Credit Agreement, dated as of September 17, 2002, by and among Edison Mission Energy, Certain Commercial Lending Institutions and Citicorp USA, Inc., as Administrative Agent, incorporated by reference to Exhibit 10.92.2 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
10.21
Credit Agreement, dated December 11, 2003, among Mission Energy Holdings International, Inc., Initial Lenders and Citicorp North America, Inc. as Administrative Agent, incorporated by reference to Exhibit 10.21 to Edison Mission Energy's Form 10-K for the year ended December 31, 2003.
10.22**
Executive Supplemental Benefit Program as amended January 30, 1990, incorporated by reference to Exhibit 10.2 Edison International's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9936).
10.23**
Executive Disability and Survivor Benefit Program effective January 1, 1994, incorporated by reference to Exhibit 10.22 to Edison International's Form 10-K for the year ended December 31, 1994 (File No. 1-9936).
10.24**
Terms and conditions for 1993-1995 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.21.1 to Edison International's Form 10-K for the year ended December 31, 1995 (File No. 1-9936).
10.25**	Executive Grantor Trust Agreement dated August 1995, incorporated by reference to Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995 (File No. 1-9936).

10.25.1**
Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002, incorporated by reference to Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002 (File No. 1-9936).
10.26**
Executive Deferred Compensation Plan as amended and restated January 1, 1998, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-9936).
10.26.1**
Executive Deferred Compensation Plan Amendment No. 1 effective January 1, 2003, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-9936).
10.27**	Executive Retirement Plan as restated April 1, 1999, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9936).
10.27.1**	Executive Retirement Plan Amendment 2001-1, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.27.2**
Executive Retirement Plan Amendment 2002-1 effective January 1, 2003, incorporated by reference to Exhibit 10.10.2 to Edison International's Form 10-K for the year ended December 31, 2002 (File No. 1-9936).
10.28**	Estate and Financial Planning Program as amended April 23, 1999, incorporated by reference to Exhibit to Form 10-Q filed by Edison International for the quarter ended June 30, 1999 (File No 1-9936).
10.29**	Executive Incentive Compensation Plan effective January 1, 1997, incorporated by reference to Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1997 (File No. 1-9936).
10.30**
Officer Long-Term Incentive Compensation Plan as amended January 1, 1998, incorporated by reference to Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-9936).
10.31**	Equity Compensation Plan as restated effective January 1, 1998, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9936).
10.31.1**	Equity Compensation Plan Amendment No. 1 effective May 18, 2000, incorporated by reference to Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9936).
10.32**	Option Gain Deferral Plan as restated September 15, 2000, incorporated by reference to Exhibit 10.25 to Edison International's Form 10-K for the year ended December 31, 2000 (File No. 1-9936).
10.33**
Terms and conditions for 1996 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.16.2 to Edison International's Form 10-K for the year ended December 31, 1996 (File No. 1-9936).
10.34**
Terms and conditions for 1997 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.16.3 to Edison International's Form 10-K for the year ended December 31, 1997 (File No. 1-9936).

10.35**
Terms and conditions for 1998 long-term compensation awards under the Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9936).
10.36**
Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9936).
10.37**
Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity Compensation Plan, as restated, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-9936).
10.38**	Form of Agreement for 2000 Employee Awards under the Equity Compensation Plan, incorporated by reference to Exhibit 10.78 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2000.
10.39**
Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and 2000 Equity Plan, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9936).
10.40**
Restatement of Terms of 2000 basic long-term incentive awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.41**	Edison International 2000 Equity Plan, effective May 18, 2000, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9936).
10.42**	Option Gain Deferral Plan as restated September 15, 2000, incorporated by reference to Exhibit 10.27 to Edison International's Form 10-K for the year ended December 31, 2000 (File No. 1-9936).
10.43**
Terms of 2001 basic long-term incentive awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.44**
Terms of 2001 special long-term incentive awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.45**
Terms of 2001 retention incentives under the Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.46**
Terms of 2002 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2002 (File No. 1-9936).
10.47**
Terms of 2003 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9936).
10.48**	Edison Mission Energy Exchange Offer Circular, dated as of July 3, 2000, incorporated by reference to Exhibit 10.93 to Edison Mission Energy's Form 10-K for the year ended December 31, 2001.

10.49**
Edison Mission Energy Option Exchange Offer Summary of Deferred Compensation Alternatives, dated as of July 3, 2000, incorporated by reference to Exhibit 10.94 to Edison Mission Energy's Form 10-K for the year ended December 31, 2001.
10.50**
Terms and conditions for 2001 exchange offer deferred stock units under the Equity Compensation Plan, incorporated by reference to Attachment C of Exhibit (a)(1) to Edison International's Schedule TO-I dated October 26, 2001 (File No. 1-9936).
10.51**	Executive Severance Plan as adopted effective January 1, 2001, incorporated by reference to Exhibit 10.34 to Edison International's Form 10-K for the year ended December 31, 2001 (File No. 1-9936).
10.52**
Separation Agreement by and between William J. Heller and Edison Mission Energy effective July 31, 2002, incorporated by reference to Exhibit 10.104 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
10.53**	Consulting Agreement with William J. Heller, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9936).
10.54**
Performance and Retention Incentive Agreement between Thomas R. McDaniel and Edison Mission Energy, incorporated by reference to Exhibit 10.108 to Edison Mission Energy's Form 10-K for the year ended December 31, 2002.
10.55**
Appendix A to the Edison International Affiliate Option Deferred Compensation Plan effective August 7, 2000, applicable to Edison Mission Energy employees in Singapore, incorporated by reference to Exhibit 10.55 to Edison Mission Energy's Form 10-K for the year ended December 31, 2003.
10.56
Tax Allocation Agreement, dated July 2, 2001, by and between Mission Energy Holding Company and Edison Mission Energy, incorporated by reference to Exhibit 10.106 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
10.57
Administrative Agreement Re Tax Allocation Payments, dated July 2, 2002, among Edison International and subsidiary parties, incorporated by reference to Exhibit 10.107 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
18.1
Preferability Letter Regarding Change in Accounting Principle for Major Maintenance Costs, incorporated by reference to Exhibit 18.1 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2000.
21	List of Subsidiaries of Mission Energy Holding Company.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Statement Pursuant to 18 U.S.C. Section 1350.*
99.1
Homer City Facilities Funds Flow From Operations for the twelve months ended December 31, 2003, incorporated by reference to Exhibit 99.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2003.

99.2
Illinois Plants Funds Flow From Operations for the twelve months ended December 31, 2003, incorporated by reference to Exhibit 99.2 to Edison Mission Energy's Form 10-K for the year ended December 31, 2003.

*
Filed herewith.

**
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

(d)
Financial Statement Schedules

        The financial statements referred to in (a)(2) above represent the entities, or a combination of those entities, that are Investments in Unconsolidated Affiliates, which were 50% or less owned by EME and that met the requirements of Rule 3-09 of Regulation S-X. Financial statements with respect to ISAB Energy S.r.l. which meet the definition of a foreign business as defined in Rule 1-02(i) of Regulation S-X to be filed by amendment not later than six months after December 31, 2003 pursuant to Rule 3-09 of Regulation S-X.

Report of Independent Auditors

To the Board of Directors of
Edison Mission Energy and ChevronTexaco Corporation:

        In our opinion, the accompanying combined balance sheets and the related combined statements of comprehensive income, cash flows and changes in equity present fairly, in all material respects, the combined financial position of Kern River Cogeneration Company, Sycamore Cogeneration Company, Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, Sargent Canyon Cogeneration Company, Sunrise Power Company, LLC, and Mission de las Estrellas, LLC (together, the California Power Group) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the California Power Group's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the California Power Group changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2004

CALIFORNIA POWER GROUP
COMBINED BALANCE SHEETS
December 31, 2003 and 2002
(Amounts in thousands)

	2003	2002
Assets
Current assets
Cash and cash equivalents	$33,801	$36,491
Restricted cash	28,089	495
Trade receivables
Related party	74,987	59,200
Other	14,098	18,659
Inventories	21,457	20,380
Fair value of gas swaps	12,190	8,830
Prepaid and other current assets	1,963	658

	186,585	144,713

Property, plant and equipment, net	627,020	553,270

Other assets
Restricted cash	30,404	50
Fair value of gas swaps, net of current portion	10,651	6,465
Deferred financing costs, net	6,770	67
Water entitlement, net	6,403	—
Note receivable, net of current portion	3,556	—
Emission credits, net	2,664	930

	60,448	7,512

	$874,053	$705,495

Liabilities and Equity
Current liabilities
Current portion of project financing loans payable	$33,338	$9,900
Accounts payable
Related party	67,653	58,505
Trade and other	14,957	10,319

	115,948	78,724
Project financing loans payable, net of current portion	294,067	—
Long-term liabilities	235	369
Asset retirement obligation	15,355	—

	425,605	79,093
Commitments and contingencies (Notes 7 and 8)
Equity	448,448	626,402

	$874,053	$705,495

The accompanying notes are an integral part of these combined financial statements.

CALIFORNIA POWER GROUP
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001
(Amounts in thousands)

	2003	2002	2001
Operating revenues
Sales of energy	$618,350	$441,321	$716,240
Sales of steam	160,715	113,823	118,457

	779,065	555,144	834,697

Operating expenses
Fuel expense	417,723	245,011	456,878
Other operating expenses	42,290	70,685	44,033
Administration and general expenses	11,101	11,817	11,184
Depreciation, amortization and accretion	29,002	22,884	20,226

	500,116	350,397	532,321

Income from operations	278,949	204,747	302,376

Other income (expense)
Interest and other income	707	6,097	16,776
Interest expense	(7,118)	(520)	(1,680)

	(6,411)	5,577	15,096

Income before change in accounting principle	272,538	210,324	317,472

Cumulative effect of change in accounting for asset retirement costs (Note 2)	(9,156)	—	—

Net income	263,382	210,324	317,472

Other comprehensive income
Unrealized holding gain arising during the period	7,072	—	—
Reclassification adjustment included in net income	8,038	—	—

	15,110	—	—

Comprehensive income	$278,492	$210,324	$317,472

The accompanying notes are an integral part of these combined financial statements.

CALIFORNIA POWER GROUP
COMBINED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(Amounts in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income	$263,382	$210,324	$317,472
Adjustments to reconcile net income to cash provided by operating activities
Cumulative effect of change in accounting principle	9,156	—	—
Unrealized loss (gain) on derivative instruments	7,564	(20,170)	4,875
Depreciation, amortization and accretion	29,002	22,884	20,226
Changes in assets and liabilities:
Changes in restricted cash	(57,948)	455	505
Trade and other receivables	(11,226)	225,076	(151,166)
Inventories	(1,077)	(5,266)	(7,048)
Prepaid and other assets	(1,039)	374	(1,032)
Other assets	(8,401)	53	(52)
Accounts payable	13,786	8,010	(62,036)
Unearned revenue	—	(20,284)	20,284
Long-term liabilities	(134)	(84)	(143)

Cash provided by operating activities	243,065	421,372	141,885

Cash flows from investing activities
Capital expenditures, net	(95,939)	(109,554)	(189,916)

Cash flows from financing activities
Proceeds from issuance of long term debt	345,000	—	—
Loan repayments	(27,495)	(10,100)	(15,220)
Debt issuance costs	(7,053)	—	—
Issuance of note receivable, net	(3,822)	—	—
Contributions from partners	93,984	67,850	365,788
Distributions to partners	(550,430)	(408,200)	(246,050)

Cash (used for) provided by financing activities	(149,816)	(350,450)	104,518

Cash and cash equivalents
Net (decrease) increase	(2,690)	(38,632)	56,487
Beginning of year	36,491	75,123	18,636

End of year	$33,801	$36,491	$75,123

Supplemental cash flow information:
Cash paid during the year for interest	$3,359	$557	$1,498
Contributed property, plant and equipment	—	—	164,248

The accompanying notes are an integral part of these combined financial statements.

CALIFORNIA POWER GROUP
COMBINED STATEMENTS OF CHANGES IN EQUITY
December 31, 2003, 2002 and 2001
(Amounts in thousands)

	Edison Mission Energy affiliates	Chevron Texaco affiliates	Total
Balances at December 31, 2000	$181,224	$137,994	$319,218
Cash distributions	(123,025)	(123,025)	(246,050)
Cash contributions	182,894	182,894	365,788
Net income	158,736	158,736	317,472

Balances at December 31, 2001	399,829	356,599	756,428
Cash distributions	(204,100)	(204,100)	(408,200)
Cash contributions	33,925	33,925	67,850
Net income	105,162	105,162	210,324

Balances at December 31, 2002	334,816	291,586	626,402
Cash distributions	(275,215)	(275,215)	(550,430)
Cash contributions	46,992	46,992	93,984
Net income	131,691	131,691	263,382
Other comprehensive income	7,555	7,555	15,110

Balances at December 31, 2003	$245,839	$202,609	$448,448

The accompanying notes are an integral part of these combined financial statements.

CALIFORNIA POWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

1.     Organization

General

        Edison Mission Energy ("EME"), an indirect wholly-owned non-utility subsidiary of Edison International ("EIX"), and ChevronTexaco Corporation ("Chevron") jointly own six cogeneration projects, one power project and a purchasing entity located in California:

  •
  Kern River Cogeneration Company ("Kern River")

  •
  Sycamore Cogeneration Company ("Sycamore")

  •
  Coalinga Cogeneration Company ("Coalinga")

  •
  Mid-Set Cogeneration Company ("Mid-Set")

  •
  Salinas River Cogeneration Company ("Salinas River")

  •
  Sargent Canyon Cogeneration Company ("Sargent Canyon")

  •
  Sunrise Power Company, LLC ("Sunrise")

  •
  Mission de las Estrellas, LLC ("Estrellas")

        The eight projects are together referred to as the California Power Group. The six cogeneration projects are together referred to as the Cogeneration Partnerships.

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

Nature of Operations

        The Cogeneration Partnerships were organized under California law during the period from 1983 to 1989 to design, construct, own and operate cogeneration facilities for the purpose of selling steam for use in oil field operations and providing electric energy under long-term contracts with two regulated utilities in California. The Cogeneration Partnerships are organized as general partnerships between subsidiaries of EME and Chevron. The income or loss from each of the projects is allocated equally to the partners. Each of the partnerships shall terminate on the latter of the date the steam and electric contracts expire (from 2004 through 2007) or the date the individual partnership elects to cease operations, unless terminated at an earlier date pursuant to the general partnership agreement.

Westside Cogeneration Projects

        Coalinga, Mid-Set, Salinas River and Sargent Canyon (together, the "Westsides") each own and operate natural gas-fired cogeneration facilities, ranging in size from 36 to 38 megawatts ("MWs"). The Westsides sell electric energy to Pacific Gas & Electric Company ("PG&E") for resale to its retail electric customers. The plants also sell steam to a subsidiary of Chevron and/or Aera Energy, LLC ("Aera") for use in oil recovery operations.

Eastside Cogeneration Projects

        Kern River and Sycamore (together, the "Eastsides") each own and operate 300 MW natural gas-fired cogeneration facilities located in Kern County, California. The Eastsides sell electric energy to Southern California Edison Company ("SCE"), a wholly-owned subsidiary of EIX, for resale to its retail electric customers, and sell steam to a subsidiary of Chevron for use in its enhanced oil recovery operations in the Kern River oil field. Prior to July 1, 2002, the Eastsides also sold electric energy to Chevron for use in its Kern River oil field operations.

Sunrise

        Subsidiaries of EME and Chevron organized Sunrise as a Delaware limited liability company on May 29, 2001 to complete construction of, own and operate a gas-fired electric generation facility located in Kern County, California. The facility was constructed in two phases. The first phase achieved commercial operation on June 29, 2001, and consisted of a 320 MW simple-cycle peaking facility. Phase II, which achieved commercial operation on June 1, 2003, converted the facility to a 585 MW combined cycle facility, which consists of an additional steam turbine generator and two heat recovery steam generators. Sunrise sells electric energy to the California Department of Water Resources ("CDWR") for resale to electric consumers in California. Income or loss is allocated equally between the members.

Estrellas

        Estrellas is a Delaware limited liability company established on March 28, 2001 and assigned to Sunrise at formation. Estrellas was formed for the purpose of purchasing equipment, primarily for related party entities. Estrellas receives a sales tax rebate under a Location Agreement with the City of Shafter. The Location Agreement provides Estrellas a sales tax rebate on the dollar volume of equipment sales transacted in Shafter.

        Subsidiaries of EME and Chevron reorganized Estrellas as a separate Delaware limited liability company on June 27, 2003. This reorganization had no impact on the combined financial statements.

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

Restricted Cash

        Sunrise's financing agreement requires Sunrise to maintain escrow accounts. The funds in these restricted accounts will be maintained until such time that the terms of the financing agreement are fully satisfied (Note 4). All restricted cash accounts earn interest at the current market rate. Upon authorization from certain parties to the financing, funds from the restricted accounts may be used for items other than their designated purpose.

Inventories

        Inventories primarily consist of spare parts for the operation of the generation facilities. Inventories are stated at the lower of the weighted average cost or market.

Risk Management

        The Westsides utilize gas swap agreements to mitigate their exposure to fluctuations in gas prices (Note 6).

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

Deferred Financing Costs

        All legal and financing fees associated with project financing were deferred and are being amortized over the respective terms of the financings. Deferred financing costs are presented net of accumulated amortization of $283,000 and $1,151,000 at December 31, 2003 and 2002, respectively. Amortization expense was approximately $350,000, $108,000 and $108,000 in 2003, 2002 and 2001, respectively.

Water Entitlement

        During 2003, Sunrise underwrote the West Kern Water District's ("WKWD") purchase of 6,500 acre-feet of annual State Water Project entitlement from the Berrenda Mesa Water District for $6,500,000. The WKWD dedicated the entitlement to Sunrise to mitigate the California Energy Commission's requirement that Sunrise secure out-of-basin water supplies for its power generation needs. The water entitlement expires in 2032 and is being amortized over the useful life of Sunrise's facility. The water entitlement is presented net of accumulated amortization of $97,000 at December 31, 2003. Amortization expense was approximately $97,000 in 2003.

Note Receivable

        The WKWD did not have the necessary physical facilities to provide, transport and measure the water service delivery requested by Sunrise after the completion of Phase 2. As a result, Sunrise constructed necessary facilities and improvements together with certain upgrades for the benefit of the WKWD to provide water service delivery to Sunrise. As part of the water district improvements, Sunrise provided cash contributions on WKWD's behalf in exchange for a $3,900,000 promissory note. The note matures in 2013, bears interest at 9% and is payable in monthly installments of $50,000. Payments are made through credits to Sunrise's water bills. The fair value of the note is calculated using current interest rates. The fair value approximates the carrying value of $3,822,000 at December 31, 2003.

Emission Credits

        During 2001, Sunrise purchased $1,900,000 of emission credits, including $1,200,000 from subsidiaries of Chevron. The remaining emission credits were purchased in prior years by the Cogeneration Partnerships from several unrelated parties. All emission credits are amortized on a straight-line basis over their estimated useful lives. Emission credits are presented net of accumulated amortization of $1,550,000 and $1,383,000 at December 31, 2003 and 2002, respectively. Amortization expense was approximately $167,000, $125,000 and $125,000 in 2003, 2002 and 2001, respectively.

Revenues

        Revenue and related costs are recorded as electricity and steam are generated or services are provided.

Income Taxes

        The California Power Group includes partnerships and limited liability companies and its income is included in the income tax returns of the partners and members. Therefore, no provision (benefit) for income taxes has been included in the accompanying financial statements.

Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations

        On January 1, 2003, the California Power Group adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

        Under certain of its leases, the California Power Group is legally required to dismantle and remove the operating facilities at the end of the lease terms. As of January 1, 2003, the California Power Group recognized a liability of $14,540,000 for asset retirement obligations. The cumulative effect of a change in accounting principle from unrecognized accretion and depreciation expense is a loss of $9,200,000. If SFAS 143 had been adopted on January 1, 2001, the pro forma effect of the accounting change on the income statement would have resulted in a decrease in net income of $900,000 and $1,000,000 during the years ended December 31, 2002 and 2001, respectively. The liability as of January 1, 2002 would have been $13,770,000.

        During the current year, the California Power Group recognized accretion expense of $815,000 associated with its asset retirement obligation. There were no other changes to the asset retirement obligation. This accretion expense is classified as part of Depreciation, amortization and accretion.

Accounting for Derivative Instruments and Hedging Activities

        On January 1, 2001, the California Power Group adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments, except those meeting specific exceptions, are recognized in the balance sheet at their fair value. Changes in fair value are recognized immediately in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

        Management has determined that the California Power Group's energy and capacity sales commitments and physical gas purchases qualify for the normal purchases and normal sales exception provided by SFAS 133 and related guidance issued by the Derivatives Implementation Group. This exception applies to physical sales and purchases of power or fuel where it is probable that physical delivery will occur, the pricing provisions are clearly and closely related to the contracted prices and the SFAS 133 documentation requirements are met. In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 changed the guidance related to the application of the normal purchases and normal sales exception to electricity contracts. This change had no impact on the designation of the California Power Group's electricity contracts as normal.

        Management also determined that the Cogeneration Partnership's steam sales do not meet the definition of a derivative and are, therefore, not subject to the requirements of the standard. During 2001, the Westsides entered into certain gas swaps that are subject to the requirements of SFAS 133 (Note 6).

Reclassifications

        Certain prior year accounts have been reclassified to conform to the current year presentation.

3.     Property, Plant and Equipment

        Property, plant and equipment consist of the following (amounts in thousands):

	2003	2002
Operating facilities	$887,409	$666,853
Other property and equipment	25,642	18,974

	913,051	685,827
Accumulated depreciation	(287,247)	(257,281)
Construction work in progress	1,216	124,724

	$627,020	$553,270

        Depreciation expense was approximately $27,573,000, $22,652,000, and $19,994,000 in 2003, 2002 and 2001, respectively.

4.     Project Financing Loans Payable

        Project financing loans payable consist of the following (amounts in thousands):

	2003	2002
Sunrise	$327,405	$—
Coalinga	—	3,020
Salinas River	—	3,500
Sargent Canyon	—	3,380

	$327,405	$9,900

        In September 2003, Sunrise entered into a $345,000,000 project financing loan payable with the Bank of New York as the administrative agent. Half of the financing was provided by a syndicate of fourteen unrelated lenders with the remaining amount from Chevron Capital Corporation, a wholly-

owned subsidiary of Chevron. The project financing loan payable for Sunrise is repaid in semi-annual installments on the last day of April and October based on a percentage of the unpaid principal, with the final payment of $22,908,000 due on October 31, 2011. The loan bears interest at 7.09% per annum, which is paid semi-annually with the principal payment.

        The Sunrise project financing loan payable is secured by substantially all the assets of Sunrise and places certain restrictions on cash, capital distributions and permitted investments. As of December 31, 2003, pledged assets total approximately $375,900,000. In addition, Sunrise is required to maintain on deposit in escrow accounts an amount equal to the next principal payment and six months interest, an amount equal to contractual obligations and $500,000 for major maintenance.

        The Sunrise project financing loan payable currently contains various restrictive covenants covering ratios relating to restricted cash, restrictions on distributions, use of proceeds and other customary covenants. For the year ended December 31, 2003, Sunrise was in compliance with all the covenants under the project financing loan payable.

Fair value

        The carrying amount of the Sunrise project financing loan payable approximates fair value based on the borrowing rates currently available to Sunrise for long-term debt with similar terms and maturities.

Other Project Financing

        The final installment on the project financing loans payable for Coalinga, Salinas River and Sargent Canyon was repaid on May 30, 2003. The loans payable bore interest at the current Eurodollar market rate plus 1.2% per annum which was payable periodically throughout the year.

5.     Sales Agreements

        The California Power Group has entered into agreements for the sale of contract capacity and net energy and steam generated by the facilities as follows:

	Energy and Capacity		Steam
	Counterparty	Termination	Counterparty	Termination
Kern River	SCE	08/09/2005	Chevron affiliates	06/01/2005
Sycamore	SCE	12/31/2007	Chevron affiliates	12/31/2007
Coalinga	PG&E	03/05/2007	Chevron and Aera	03/05/2007
Mid-Set	PG&E	05/19/2004	Chevron affiliates	3/25 and 5/19/2004
Salinas River	PG&E	03/06/2007	Aera	03/06/2007
Sargent Canyon	PG&E	02/22/2007	Aera	02/22/2007
Sunrise	CDWR	06/30/2012	Not applicable

Energy and Capacity

Eastsides

        The Eastsides have entered into Parallel Generation Agreements ("PGA") with SCE for long-term sales of contract capacity and net energy. Under the terms of the agreements, payments for energy are based on a rate calculated using a short-run-avoided-cost based formula ("SRAC Floor Formula") that contains a prescribed energy rate indexed to the Southern California Border spot price of natural gas, and the quantity of kilowatts delivered during on-peak, mid-peak, off-peak and super off-peak hours.

        SCE also pays the Eastsides for firm capacity based on a contracted amount per kilowatt year, as defined in the PGA. In the event Kern River or Sycamore unilaterally terminates the PGA prior to the termination date or fail to meet certain performance requirements, the partnerships would be required to repay certain capacity payments to SCE. Under these provisions, as of December 31, 2003, the Eastsides have a total obligation of $50,991,000. Management has no reason to believe that either one of the Eastsides will terminate the PGA or fail to meet the performance requirements during the remaining term.

        Prior to July 1, 2002, Kern River had an agreement to sell contract capacity and net energy to Texaco Exploration and Production Inc. ("TEPI"), a wholly-owned subsidiary of Chevron. This agreement was terminated as of July 1, 2002. Kern River sold $5,974,000 and $28,517,000 to TEPI under this agreement during the years ended December 31, 2002 and 2001, respectively. As a result of the termination of the TEPI agreement, effective December 6, 2002, Kern River increased the contract capacity dedicated to SCE under the PGA from 274 MW to 280 MW. On July 1, 2003 the dedicated contract capacity was further increased from 280 MW to 290 MW. The additional capacity payments will be calculated at a rate of $143/kW-year.

Westsides

        The Westsides each have Power Purchase Agreements ("PPA") with PG&E for the sale of contract capacity and net energy. Under the terms of the agreements, prior to October 1, 2001, payments for energy were based on an SRAC rate calculated based on PG&E's 1995 average price with an adjustment to reflect the monthly changes in spot natural gas prices at the California border. As a result of July 31, 2001 amendments to the PPAs, effective October 1, 2001, the energy price was changed to a fixed price for the remaining term of the contracts. The fixed price will be adjusted based on the amounts of energy delivered during on-peak hours. As of December 31, 2003, the average fixed energy price was $53.70 per megawatt hour ("MWh").

        PG&E also pays the Westsides for firm capacity based on a contracted amount per kilowatt year, as defined in the PPAs. In the event one of the Westsides unilaterally terminates its PPA prior to the termination date or fail to meet certain performance requirements, the partnerships would be required to repay certain capacity payments to PG&E. Under these provisions, as of December 31, 2003, the Westsides have a total obligation of $13,607,000. Management has no reason to believe that any of the Westsides will terminate its PPA or fail to meet the performance requirements during the remaining term.

        On April 6, 2001, PG&E filed a Chapter 11 bankruptcy petition. On February 14, 2002, the bankruptcy court approved an agreement for the payment of past due amounts totaling $41,200,000 due to the Westsides. The agreement required the immediate payment of accrued interest and payment of the outstanding balance with interest in equal monthly payments ending January 31, 2003. PG&E made the final payment when due on January 31, 2003.

Sunrise

        Sunrise has a Power Purchase Agreement with CDWR (the "CDWR PPA") for the sale of contract capacity. In January 2003, Sunrise agreed to restructure the second phase of the CDWR PPA which will extend through June 30, 2012. Under the terms of the amended agreement, Sunrise receives capacity payments at a rate of $170.60 per kilowatt year. Sunrise is also eligible for summer and annual availability bonuses. During the years ended December 31, 2003 and 2002, Sunrise received availability bonuses totaling $6,234,000 and $4,359,000, respectively. In addition, Sunrise is compensated for the number of times the plant is started, which is at the discretion of the State of California. Sunrise is paid a variable operation and maintenance payment of $3.00 per megawatt hour based on net electrical output delivered to the CDWR. During the years ended December 31, 2003 and 2002, Sunrise received operation and maintenance payments totaling $4,492,000 and $915,000, respectively.

        Sunrise has no firm contracts for fuel supply. Prior to October 1, 2003, Sunrise procured fuel on CDWR's behalf. CDWR reimbursed Sunrise for all costs, expenses and charges incurred by Sunrise for fuel management, procurement, transportation, storage and delivery of fuel used by the Sunrise facility for the generation of electricity on behalf of CDWR. The fuel costs and related CDWR reimbursements are presented in the Combined Statement of Comprehensive Income as Fuel expense and Sales of energy, respectively. Effective October 1, 2003, a third party now procures fuel for Sunrise and all fuel costs are paid directly by CDWR.

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

6.     Price Risk Management

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

Westsides

        The Westsides manage approximately 55% of their exposure to fluctuations in the price of natural gas through the use of natural gas swap agreements. Effective November 1, 2001, the Westsides entered into 24,000 MMBtu per day forward fixed natural gas contacts purchased on the NYMEX exchange with basis swaps at Permian, Southern California Border and San Juan in an attempt to mitigate price variability through May 31, 2004 (Mid-Set) and September 30, 2006 (Sargent Canyon, Salinas River and Coalinga). Under the agreements, the Westsides make or receive payment on a specific quantity of natural gas based on the differential between a specified fixed price and the market price of gas at Permian, Southern California Border or San Juan. The gains and losses related to these derivative instruments will offset fluctuations in the Westsides natural gas costs.

        Prior to January 1, 2003, the gas swap agreements were not formally designated as cash flow hedges; therefore, unrealized gains or losses on the gas swaps were recorded as part of Fuel expense in the Statements of Comprehensive Income. As of January 1, 2003, management designated the contracts as cash flow hedges; therefore, during 2003 and on a go forward basis gains or losses associated with the effective portion of the hedges will be recorded in other comprehensive income. The ineffective portion of the cash flow hedges is recorded directly in the income statement. The Westsides recorded income of $473,000 related to ineffectiveness during the year ended December 31, 2003. In addition, the Westsides recorded expense of $8,038,000 related to the recognition of unrealized gains recognized in prior years. During the year ending December 31, 2004, the Westsides expect to reclassify $12,190,000 of gains into earnings.

Fair value

        In assessing the fair value of the Westsides' commodity derivative instruments, management uses a variety of methods and assumptions that are based on market conditions and risk existing at each balance sheet date. The fair value of the commodity price contracts considers quoted market prices, time value, and other factors. The fair market value may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

Eastsides and Sunrise

        Under the terms of their parallel generation agreements, the Eastsides receive payments for energy based on a formula that is indexed to the Southern California Border spot price of natural gas. This pricing formula reduces the Eastsides' exposure to changes in gas prices. Under the terms of its power purchase agreement, Sunrise is not responsible for the procurement of fuel; therefore, Sunrise is not exposed to price risk associated with gas purchases.

7.     Related Party Operating Agreements

        Operating expenses include the following amounts paid to related parties (amounts in thousands):

	2003	2002	2001
Fuel expense
Texaco Natural Gas, Inc.	$412,920	$240,840	$442,243
Edison Mission Marketing & Trading, Inc.	4,803	4,171	14,635
Other operations and maintenance expense
Edison Mission Operations and Maintenance, Inc.	13,367	11,783	10,611
Mission and affiliates	1,213	934	901
Chevron (land lease)	167	157	147
Other	134	84	84
Administrative and general
Chevron USA	6,347	7,094	6,820
Texaco Power and Gasification Holdings Inc.	932	527	262

	$439,883	$265,590	$475,703

Fuel Management Agreements

        The Cogeneration Partnerships have entered into fuel management agreements with Texaco Natural Gas, Inc. ("TNGI"), a wholly-owned subsidiary of Chevron, whereby TNGI procures gas on a spot basis for the partnerships, seeking the lowest possible price balanced with the need for secure supply. The agreements continue until the termination of the related power purchase agreements. TNGI receives a fixed service fee per MMBtu of fuel gas supplied to the Cogeneration Partnerships, subject to escalation as defined by the agreements. The Cogeneration Partnerships paid service fees of approximately $2,244,000, $2,998,000 and $3,110,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Sunrise was party to an Energy Service Agreement with Edison Mission Marketing & Trading, Inc. ("EMMT"), a wholly-owned subsidiary of EME, whereby EMMT, among other services, is to purchase and/or nominate fuel for and related transportation to the Sunrise facility. EMMT received a fixed service fee of $0.005 per MMBtu of fuel gas supplied to Sunrise, subject to escalation as defined by the agreement. This service function was terminated effective October 1, 2003 and fuel management responsibilities were assumed by the CDWR.

Operations and Maintenance Agreements

        The members of the California Power Group have entered into agreements with Edison Mission Operation and Maintenance, Inc. ("EMOM"), a wholly-owned subsidiary of EME, whereby EMOM performs all operations and maintenance activities necessary for the production of electricity and steam. The agreements will continue until terminated by either party (the Sunrise agreement requires ninety day prior written notice). EMOM is paid for all costs incurred in connection with operating and maintaining the facilities and may earn incentive compensation as set forth in the agreements. Amounts paid to EMOM by the California Power Group under these agreements included incentive compensation of $930,000, $926,000 and $901,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Emission Credits

        As part of their initial capital contribution, subsidiaries of Chevron contributed their rights to certain emission offset credits to Kern River, Sycamore and Mid-Set. EME contributed cash equal to the agreed upon fair value for the credits of $43,300,000. The emission credits have been accounted for at their historical cost of $0 in the accompanying financial statements.

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

Engineering and Administrative Agreements

        The Cogeneration Partnerships have agreements with Texaco Inc., a wholly-owned subsidiary of Chevron, whereby Texaco Inc. shall perform work consisting of engineering and administrative activities required for operation of the Cogeneration Partnerships. Under the terms of the agreement, Texaco Inc. is paid for all costs incurred in connection with the engineering and administration of the Cogeneration Partnerships. The agreements shall remain in effect until terminated by either party. Effective November 1, 2002, the rights and obligations of these agreements were assigned to Chevron USA.

        Sunrise has an agreement with Texaco Power and Gasification Holdings Inc. ("TPGHI"), a wholly-owned subsidiary of Chevron, whereby TPGHI performs all engineering and administrative activities required by the Sunrise facility. Under the terms of the agreement, TPGHI is paid for all costs incurred in connection with engineering and administrating the Sunrise facility. The agreement became effective June 25, 2001 and shall remain in effect until terminated by either party with ninety days prior written notice.

8.     Commitments and Contingencies

Ship or Pay

        Pursuant to the terms of the Security of Supply Agreement (the "Security Agreement") dated December 1, 1994, the Eastsides and Mid-Set agreed to underwrite a portion of firm transportation capacity that had been obtained by TNGI from El Paso Gas Pipeline Company ("El Paso") under an agreement dated February 15, 1989 (the "El Paso Agreement") and from Mojave Pipeline Company ("Mojave") under an agreement dated February 15, 1989 (the "Mojave Agreement"). The terms of the El Paso and Mojave Agreements extend to April 1, 2007. Under the original terms of the Security Agreement, the Eastsides and Mid-Set are required to transport the lesser of 75% of each facility's annual fuel gas requirement or 52,012,500 MMBtu under the terms of the El Paso and Mojave Agreements or to pay the reservation portion of the transportation fee under each of the transportation agreements to meet the volumetric commitment. The reservation fees under the two transportation agreements total $0.64 per MMBtu.

        As a consequence of a capacity reallocation program on the El Paso system mandated by the Federal Energy Regulatory Commission ("FERC") in 2002, the volume obligations of the Eastsides and Mid-Set under the Security Agreement with respect to the El Paso Agreement were modified. Effective November 1, 2002, the volumetric obligations were revised such that Kern River and Sycamore are each financially responsible for 38,986 MMBtu per day of capacity and Mid-Set is financially responsible for 6,000 MMBtu per day of capacity. The Mid-Set obligation expires on May 1, 2004, at which time Kern River and Sycamore will each assume responsibility for one-half of the former Mid-Set obligation. The Kern River obligation extends to August 9, 2005 and the Sycamore obligation extends to April 1, 2007.

        On July 20, 1990, the Eastsides agreed to accept and underwrite a portion of Chevron's transportation agreement between Chevron and Northwest Pipeline Company extending through the term of the Eastsides sales agreements with SCE. Under the terms of the agreement, the Eastsides are responsible for 9,500 MMBtu per day of firm capacity at a demand cost of $0.28 per MMBtu. The capacity was brokered to a third party at full cost recovery through November 1, 2003. The capacity was subsequently brokered to a third party for the period of November 2003 through October 31, 2004 at a cost recovery level of $0.10 per MMBtu. The Eastsides incurred an expense related to the brokered capacity totaling $588,000 during the year ended December 31, 2003. There was no deficit in 2001, 2002 and through November 2003.

Firm Transportation Agreement

        Sunrise previously held an agreement with the Kern River Gas Transmission Company effective May 2003 and extending for 15 years thereafter, for the right to firm transportation capacity of 85,000 MMBtu per day of natural gas on the Kern River Gas Transmission pipeline between the Rockies-Opal and the Sunrise facility. The transportation rates paid by Sunrise were in accordance with Kern River Gas Transmission's tariff schedule filed with the FERC. The reservation fee under the tariff for 15 year expansion capacity is currently $0.447 per MMBtu of gas. CDWR reimbursed Sunrise for all costs associated with the agreement from May 1, 2003 to September 1, 2003. The agreement was assigned to CDWR effective September 1, 2003 and Sunrise no longer has any responsibility or liability under the agreement.

Long-term Service Agreement

        Sunrise has a long-term service agreement with General Electric International, Inc. ("GEI"), a wholly-owned affiliate of General Electric, to help manage the costs of major maintenance repairs. The agreement terminates on June 28, 2019. Under the terms of the agreement, GEI provides planned and unplanned major maintenance services and materials. Sunrise pays an annual fee of $250,000 plus a variable fee based on fired hours and factored starts. All fees are subject to escalations based on the consumer price index. Sunrise also pays for materials priced at a 15% discount to GE's list price and services based on time and materials, discounted at 7%. GE earns an incentive fee based on the availability of the turbines and is required to pay Sunrise if the turbines do not attain an annual availability factor of 97.5% during the peak period and 97.3% during the off-peak period. There is a $3,000,000 cap on the incentive and availability fees. During 2003, Sunrise made an $870,000 bonus payment to GEI for the 2003 and 2002 contract periods.

Credit Risk

        The California Power Group is exposed to credit risk related to potential nonperformance by counter parties to its energy and capacity and steam sales. The California Power Group's sales are concentrated among five primary counter parties (amounts in thousands):

	2003	2002	2001
Southern California Edison	$419,948	$299,549	$525,299
Affiliates of Chevron	137,555	105,477	124,993
California Department of Water Resources	110,023	48,485	48,121
Pacific Gas & Electric Company	88,379	87,313	114,303
Aera Energy, LLC	23,160	14,320	21,981

	$779,065	$555,144	$834,697

        Due to the concentration of credit risk, the California Power Group's liquidity could be impacted by financial difficulties experienced by its counter parties. As a result of the energy crisis in California, SCE and PG&E suspended payment of amounts due to the Cogeneration Partnerships in December 2000; however, all past due amounts have now been repaid. Although PG&E is still under Chapter 11 bankruptcy protection, the California Power Group has no past due amounts from any of its counterparties.

Operational Risks

        The depreciable lives of the operating facilities exceed the term of the related power purchase agreements. The viability of the facilities subsequent to the expiration of the power purchase agreements is dependent upon the California Power Group's ability to enter into new contracts at terms that would allow it to operate profitability. In accordance with its policy for testing impairment of long-lived assets (Note 2), management periodically evaluates the expected viability of the plants subsequent to the expiration of the purchase power agreements.

        In January 2004, the California Public Utilities Commission adopted a new Energy Procurement Framework for the state's investor owned utilities, including PG&E and SCE. The framework includes provisions to extend qualifying facilities contracts expiring prior to 2005 for five years. The framework does not address pricing or other specific terms of the proposed contracts. Management is currently evaluating the impact of these provisions and its other operational options at the conclusion of the contract lives. Based on these evaluations and discussions with its counterparties, management currently believes that the useful lives are appropriate and that the facilities will continue to operate profitably subsequent to the expiration of the respective purchase power agreements. However, if management subsequently determines that the plants will not be able to operate profitably beyond the term of the purchase power agreements, management will accelerate depreciation of the plants and an impairment charge may be required.

Report of Independent Auditors

The Management Committee of
Watson Cogeneration Company

        We have audited the accompanying balance sheets of Watson Cogeneration Company (the Company) as of December 31, 2003 and 2002, and the related statements of income, partners' capital, and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watson Cogeneration Company at December 31, 2003 and 2002, and the results of its operations and cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Los Angeles, California February 24, 2004

WATSON COGENERATION COMPANY
BALANCE SHEETS

	December 31
	2003	2002
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$4,720	$3,672
Receivables:
Southern California Edison Company	26,957	23,337
BP West Coast Products LLC	11,662	6,851
CPC Cogeneration LLC	—	1,706
Other receivables	27	18
Inventories	5,034	7,256
Prepaid expenses	2,705	2,674

Total current assets	51,105	45,514
Property, plant and equipment, net	141,808	148,828
Intangible assets, net	11,633	14,370

Total assets	$204,546	$208,712

Liabilities and partners' capital
Current liabilities:
Accounts payable	$2,584	$2,476
Payables:
Southern California Edison Company	143	150
BP West Coast Products LLC and BP Energy Company	15,370	15,907
Interest payable	672	672

Total current liabilities	18,769	19,205
Long-term debt:
Camino Energy Company	26,329	26,329
Atlantic Richfield Company	27,404	27,404
Partners' capital	132,044	135,774

Total liabilities and partners' capital	$204,546	$208,712

See accompanying notes.

WATSON COGENERATION COMPANY
STATEMENTS OF INCOME

	Year ended December 31
	2003	2002	2001
	(In Thousands)
Revenues:
Sales:
BP West Coast Products LLC	$133,544	$57,416	$121,413
Southern California Edison Company	213,639	160,590	285,411
CPC Cogeneration LLC	—	16,596	36,519
Interest income	175	1,758	8,650

Total revenues	347,358	236,360	451,993
Expenses:
Fuel purchases from BP West Coast
Products LLC and BP Energy Company	187,946	117,658	204,466
Fuel transportation costs	8,749	6,139	5,433
Fuel other	—	—	79,502
Other operating	14,779	11,794	19,178
Depreciation and amortization	15,484	13,209	12,307
Personnel compensation and other benefits—
BP West Coast Products LLC	7,460	7,311	6,499
Property taxes	5,379	5,244	5,045
Interconnection fee to Southern California
Edison Company	1,552	1,559	1,559
Services fees to BP West Coast Products LLC	1,426	1,394	1,362
Interest	2,687	2,687	5,535
Miscellaneous expenses	1,940	2,781	1,813

Total expenses	247,402	169,776	342,699

Net income	$99,956	$66,584	$109,294

See accompanying notes.

WATSON COGENERATION COMPANY
STATEMENTS OF PARTNERS' CAPITAL

	Camino Energy Company	Products Cogeneration Company	Carson Cogeneration Company	Total
	(In Thousands)
Balance at December 31, 2000	$80,799	$3,298	$80,799	$164,896
Capital distributions	(980)	(40)	(980)	(2,000)
Net income	53,554	2,186	53,554	109,294

Balance at December 31, 2001	133,373	5,444	133,373	272,190
Capital distributions	(99,470)	(4,060)	(99,470)	(203,000)
Net income	32,626	1,332	32,626	66,584

Balance at December 31, 2002	66,529	2,716	66,529	135,774
Capital distributions	(50,806)	(2,074)	(50,806)	(103,686)
Net income	48,978	2,000	48,978	99,956

Balance at December 31, 2003	$64,701	$2,642	$64,701	$132,044

See accompanying notes.

WATSON COGENERATION COMPANY
STATEMENTS OF CASH FLOWS

	Year ended December 31
	2003	2002	2001
	(In Thousands)
Operating activities
Net income	$99,956	$66,584	$109,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,484	13,209	12,307
Changes in operating assets and liabilities:
Receivables	(6,733)	108,606	(65,842)
Inventories	245	(1,403)	2,499
Prepaid expenses	(31)	(103)	(497)
Accounts payable	108	(923)	(3,290)
Affiliate payables	(544)	8,480	(36,581)
Advance payments from Southern California Edison	—	(8,926)	8,926

Net cash provided by operating activities	108,485	185,524	26,816
Investing activities
Additions to property, plant and equipment	(3,751)	(2,584)	(4,185)

Net cash used in investing activities	(3,751)	(2,584)	(4,185)
Financing activities
Distributions to partners	(103,686)	(203,000)	(2,000)

Net cash used in financing activities	(103,686)	(203,000)	(2,000)

Net increase (decrease) in cash and cash equivalents	1,048	(20,060)	20,631
Cash and cash equivalents at beginning of year	3,672	23,732	3,101

Cash and cash equivalents at end of year	$4,720	$3,672	$23,732

Supplemental information
Interest paid	$2,687	$2,687	$5,535

See accompanying notes.

WATSON COGENERATION COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

1.    General

        Watson Cogeneration Company (WCC) is a general partnership among Products Cogeneration Company (PCC), a wholly owned subsidiary of Atlantic Richfield Company, a wholly owned subsidiary of BP America Inc. (BP); Carson Cogeneration Company (CCC), a wholly owned subsidiary of CH-Twenty, Inc., a majority-owned subsidiary of Atlantic Richfield Company; and Camino Energy Company (CEC), a wholly owned subsidiary of Edison Mission Energy, a wholly owned subsidiary of Mission Energy Holding Company, a wholly owned subsidiary of The Mission Group, a wholly owned non-utility subsidiary of Edison International, the parent holding company of Southern California Edison Company (SCE). PCC, CCC and CEC own 2%, 49% and 49% of the partnership, respectively. The WCC partnership agreement provides for its termination at the termination of the power purchase agreement with SCE in 2008, unless otherwise extended by the partners.

        WCC was organized under California law in 1986 to design, construct, own and operate a cogeneration facility (Facility), which became fully operational in 1988. WCC, which operates in one business segment, produces and sells electric energy to SCE for resale to its customers, produces and sells electric energy to CPC Cogeneration LLC (CPC), a limited liability company, owned by PCC, CCC and CEC 2%, 49% and 49%, respectively. CPC sells power to BP West Coast Products LLC (BPWCP), pursuant to a Power Purchase and Sale Agreement, which was assigned to CPC from WCC. CPC was terminated effective at the close of business December 31, 2002, and all agreements were assigned back to WCC. WCC also produces and sells steam to BPWCP for use at its Carson refinery, and purchases water and fuel gas from BPWCP's Carson refinery.

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

New Accounting Pronouncements

Financial Accounting Standards Board (FASB) Statement No. 149

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 reflects decisions made by the FASB and its Derivatives Implementation Group in connection with issues raised about the application of Statement No. 133. Generally, changes resulting from Statement No. 149 apply to contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The initial adoption of Statement No. 149 had no material impact on the Company's results of operations and financial position.

FASB Statement No. 143

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled. Statement No. 143 requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement No. 143 was adopted beginning January 1, 2003. Adoption of Statement No. 143 had no impact on the Company's financial statements.

FIN 45

        In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57 and 107" (FIN 45). Under FIN 45, issuers of certain types of guarantees must recognize a liability based on the fair value of the guarantee issued, even when the likelihood of making payments is remote. In addition, FIN 45 requires increased disclosures for specific types of guarantees. FIN 45's initial recognition requirements apply only to guarantees issued or modified after December 31, 2002. The Company does not anticipate any material impact on its future results of operations or financial condition as a result of recording newly issued or modified guarantees at fair value.

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

3.    Southern California Edison Company

        The receivable from SCE at December 31, 2001, represents amounts due for power sales for the period from November 30, 2000 to March 25, 2001. During August 2001, an advance payment agreement was reached between SCE and WCC, whereby SCE must pay WCC for power purchases in advance. The outstanding receivables balance from November 2000 to March 2001 and accrued interest was paid by SCE in March 2002. In 2002 WCC recorded interest income of approximately $1,497,000, on the outstanding receivables. Subsequent to March 2002, WCC no longer charged interest to SCE on its outstanding balance.

4.    Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	2003	2002
	(In Thousands)
Plant	$304,304	$298,847
Construction-in-progress	1,239	2,532
Other	5,747	5,747

	311,290	307,126
Less accumulated depreciation	(169,482)	(158,298)

	$141,808	$148,828

        Depreciation expense amounted to approximately $12,747,000, $10,472,000 and $9,973,000 for 2003, 2002 and 2001, respectively.

5.    Intangible Assets

        Intangible assets, net of accumulated amortization of approximately $24,167,000 and $21,430,000 at December 31, 2003 and 2002, respectively, consist of outside boundary limit facilities, refinery infrastructure, environmental permits, and land use, which was contributed to the partnership at its formation. Amortization expense was approximately $2,737,000, $2,737,000 and $2,334,000 for 2003, 2002 and 2001, respectively. Amortization for the next four years is estimated at $2,737,000 per year and approximately $684,000 in 2008.

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

7.    Significant Contracts

Power Purchase Contract with SCE

        Under the terms of the Power Purchase Contract with SCE (SCE Power Purchase Contract), WCC has contracted to sell power generated by the Facility, but not sold to BPWCP, to SCE at contract rates recognized by the Public Utilities Commission of the State of California. The SCE Power Purchase Contract is for a period which ends in 2008.

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

        CPC was terminated effective at the close of business December 31, 2002. Effective upon the termination of CPC, the Assignment Agreement was terminated, thereby restoring the Power Purchase and Sale Agreement as a contract between WCC and BPWCP. At the same time, the Energy Sales Agreement between WCC and CPC was terminated, as well as the Services Agreement between WCC and CPC.

Interconnection Facilities Agreement

        Under the terms of an Interconnection Facilities Agreement, WCC shall pay a monthly charge to SCE, as defined in the contract, for a portion of the Interconnection Facilities, which are owned, operated and maintained by SCE.

Other

        WCC has entered into water and fuel (natural gas, refinery gas, butane and chemicals) purchase agreements with BP West Coast Products LLC and BP Energy Company. WCC purchases under these agreements amounted to approximately $191,000,000, $121,000,000 and $208,000,000 during 2003, 2002 and 2001, respectively.

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

9.    Fair Value of Financial Instruments

        The fair value of WCC's long-term debt was estimated based on current rates of the same or similar issues. The fair value of the long-term debt was approximately $50,168,000 and $40,584,000 at December 31, 2003 and 2002, respectively.

10.    Concentrations of Credit Risk

        WCC invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits. WCC has not incurred losses related to such cash balances.

11.    Commitments

        WCC has entered into several multi-year contracts with gas turbine parts suppliers. The parts subject to these agreements are scheduled to be delivered from 2004 through 2007. The total value of these contracts is approximately $21,632,000. Early termination of the agreements could result in a cancellation charge.

Report of Independent Auditors

To the Stockholders of
Four Star Oil & Gas Company

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Four Star Oil & Gas Company (the Company) and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3 to the financial statements, the Company has significant transactions with affiliated companies. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly-unrelated parties.

        As described in Note 11 to the financial statements, the Company changed its method of accounting for asset retirement obligations as of January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2004

FOUR STAR OIL & GAS COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$36	$21
Accounts receivable:
Trade	2	3
Related parties and affiliates	35	46
Other receivables	2	7
Other current assets	5	4
Income tax receivable	8	—

Total current assets	88	81

Properties, plant and equipment	920	955
Less-accumulated depreciation, depletion and amortization	(656)	(673)

Net properties, plant and equipment	264	282

Deferred charges and other assets	—	1

Total assets	$352	$364

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$12	$7
Related party and affiliate payables	33	54
Taxes payable	5	10

Total current liabilities	50	71
Note payable to affiliate	104	169

Deferred credits and other non-current obligations	26	—

Deferred income taxes	50	54

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $1.00 par value, 400 Class A shares authorized, 96 shares issued and outstanding at December 31, 2003 and 2002; 400 Class B authorized, 300 shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $1.00 par value, 1,000 Class A shares authorized, issued and outstanding at December 31, 2003 and 2002; 2,000 Class B shares authorized, 373 shares issued and outstanding at December 31, 2003 and 2002, respectively; 1,000 Class C shares authorized, 25 shares issued and outstanding at December 31, 2003 and 2002	—	—
Additional paid-in capital	29	29
Retained earnings	93	41

Total stockholders' equity	122	70

Total liabilities and stockholders' equity	$352	$364

The accompanying notes are an integral part of these consolidated financial statements.

FOUR STAR OIL & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in millions)
Revenues:
Crude oil	$49	$45	$46
Natural gas	223	139	219
Natural gas liquids	37	24	38
Gain on sale of capital assets	10	—	—
Other	—	27	14

	319	235	317

Costs and expenses:
Operating expenses	35	47	38
General and administrative expenses	14	14	13
Depreciation, depletion and amortization	37	44	38
Impairment of oil and gas properties	3	7	7
Taxes other than income taxes	28	19	25

	117	131	121

Operating income	202	104	196
Other income (expense):
Interest expense	(3)	(7)	(13)
Interest income and other	—	6	1

Income before income taxes	199	103	184

Provision (benefit) for income taxes:
Federal:
Current	73	36	45
Deferred	1	(4)	3
State and local:
Current	6	(1)	6

	80	31	54

Net income before cumulative effect of change in accounting principle	119	72	130

Cumulative effect of change in accounting principle (net of tax)	9	—	—

Net income	$110	$72	$130

The accompanying notes are an integral part of these consolidated financial statements.

FOUR STAR OIL & GAS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002 and 2001

	Common shares			Preferred shares
	Class A	Class B	Class C	Class A	Class B	Common stock	Preferred stock	Paid-in capital	Retained earnings	Total Stockholders' Equity
	(in millions, except share amounts)
Balance, December 31, 2000	1,000	239	25	230	300	$—	$—	$90	$8	$98
Dividends paid	—	—	—	—	—	—	—	(33)	(138)	(171)
Stock conversion	—	134	—	(134)	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	130	130

Balance, December 31, 2001	1,000	373	25	96	300	—	—	57	—	57
Dividends paid	—	—	—	—	—	—	—	(28)	(31)	(59)
Net income	—	—	—	—	—	—	—	—	72	72

Balance, December 31, 2002	1,000	373	25	96	300	—	—	29	41	70
Dividends paid	—	—	—	—	—	—	—	—	(58)	(58)
Net income	—	—	—	—	—	—	—	—	110	110

Balance, December 31, 2003	1,000	373	25	96	300	$—	$—	$29	$93	$122

The accompanying notes are an integral part of these consolidated financial statements.

FOUR STAR OIL & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in millions)
Cash flows from operating activities:
Net income	$110	$72	$130
Reconciliation of net income to net cash provided by operating activities:
Reversal of provision for plug and abandonment	—	—	(2)
Depreciation, depletion and amortization	37	44	38
Impairment of oil and gas properties	3	7	7
Asset retirement obligation, net	9	—	—
Deferred income taxes and other	1	(3)	3
Gain on sales of capital assets	(10)	—	—
Changes in assets and liabilities:
Accounts receivable—trade, net	1	3	8
Accounts receivable—related parties and affiliates	11	(11)	28
Other receivables	5	15	(15)
Other current assets	(1)	(2)	—
Deferred charges and other assets	—	3	—
Accounts payable and accrued liabilities	5	2	(10)
Related party and affiliate payables	(21)	23	14
Taxes payable, net	(13)	2	—

Net cash provided by operating activities	137	155	201

Cash flows from investing activities:
Capital expenditures	(12)	(28)	(25)
Proceeds from property sales	13	—	—

Net cash provided by (used in) investing activities	1	(28)	(25)

Cash flows from financing activities:
Dividends paid	(58)	(59)	(171)
Loan principal repayment to affiliate	(65)	(70)	—

Net cash used in financing activities	(123)	(129)	(171)

Increase (decrease) in cash and cash equivalents	15	(2)	5
Cash and cash equivalents, beginning of year	21	23	18

Cash and cash equivalents, end of year	$36	$21	$23

Supplemental disclosure of cash flow information:
Cash flows from operating activities include the following cash payments:
Income taxes	$93	$15	$62
Interest	4	7	13

The accompanying notes are an integral part of these consolidated financial statements.

FOUR STAR OIL & GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

1. Basis of Presentation and Description of the Company

        Four Star Oil and Gas Company is a subsidiary of ChevronTexaco that explores for and produces crude oil, natural gas and natural gas liquids. The use in this report of the term "Texaco" refers solely to Texaco Inc., a Delaware corporation, and its consolidated subsidiaries or to its subsidiaries and affiliates either individually or collectively.

        In 1984, Texaco acquired all of the outstanding common stock of Four Star Oil & Gas Company (Four Star or the Company) for $10.2 billion. At the time of acquisition, Four Star was an integrated petroleum and natural gas company involved in the exploration for and production, transportation, refining and marketing of crude oil and petroleum products. The acquisition was accounted for as a purchase, and the Four Star assets and liabilities were recorded at fair market value. In 1989, Texaco sold 20% of its interest in Four Star to Edison Mission Energy (Mission Energy). Four Star was an 80% owned subsidiary of Texaco from December 31, 1989 through December 31, 1991. As a result of a series of stock transactions occurring between January 1, 1992 and December 31, 2003, Texaco's (now ChevronTexaco's) ownership interest in Four Star was reduced to 67.1%.

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

        In July 2003, FrontStreet FourStar LLP purchased 3.6% of all voting common stock, representing 2.8% ownership interest.

        In December 2003, Mission Energy purchased 18 additional shares of common stock. As a result of this stock transaction Mission Energy's voting interest increased 1.3% and ownership interest increased 1%.

        As of December 31, 2003 and 2002, the ownership interests in Four Star were as follows:

	2003	2002
FrontStreet FourStar LLP	2.8%	—
Chevron U.S.A. (CUSA)	32.8%	36.6%
ChevronTexaco Global Energy Inc. (CTGEI)	24.3%	24.3%
Edison Mission Energy (Mission Energy)	20.0%	19.0%
Four Star Oil & Gas Holdings Company (owned jointly by CTGEI and Mission Energy)	20.1%	20.1%

	100.0%	100.0%

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Four Star Oil & Gas Company (Four Star or the Company) and Mission Energy Methane, a wholly-owned subsidiary of Four Star. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        Revenues associated with sales of crude oil, natural gas and other sources are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable. Revenues from natural gas production from properties in which ChevronTexaco has an interest with other producers are generally recognized on the entitlement basis.

Cash and Cash Equivalents

        Highly liquid investments with a maturity of three months or less when purchased are generally considered to be cash equivalents.

Properties, Plant and Equipment

        The Company follows the successful efforts method of accounting for its oil and gas exploration and production operations. All costs for development wells, related plant and equipment, proved mineral interests in oil and gas properties and related asset retirement obligation (ARO) assets are capitalized.

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

        Long-lived assets, including proved oil and gas properties, are assessed for possible impairment by comparing their carrying values with the undiscounted future net before-tax cash flows. Events which can trigger assessments for possible impairments include write-downs of proved reserves based on field performance, significant decreases in the market value of an asset, and significant change in the extent or manner of use of or physical change in an asset. Impaired assets are written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved oil and gas properties, the Company generally performs the impairment review on an individual field basis. As a result, the Company recorded impairment charges of $3 million, $7 million, and $7 million in 2003, 2002 and 2001, respectively, due to downward reserve revisions.

        Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value with the fair value less the cost to sell. If the net book value exceeds the sales value, the asset is considered impaired resulting in an adjustment to the lower value.

        Effective January 1, 2003, the Company implemented Financial Accounting Standards Board Statement (SFAS) No. 143, Accounting for Asset Retirement Obligations (FAS 143) in which the fair value of a liability for an asset retirement obligation is recorded as an asset and a liability when there is a legal obligation associated with the retirement of a long-term asset and the liability can be reasonably estimated. See also Note 11 relating to asset retirement obligations, which includes additional information on the Company's adoption of FAS 143. Previously, for oil and gas producing properties, a provision was made through depreciation expense for anticipated abandonment and restoration costs at the end of the property's useful life.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, NGL and gas reserve volumes and plug and abandonment costs as well as estimates relating to the calculation of impairments under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). Actual results could differ from those estimates.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to current-year presentation. Such reclassifications had no effect on reported net income or shareholders' equity.

Income Taxes

        Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated based upon cumulative book and tax differences in the balance sheet.

Derivatives

        The adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), did not have a material effect on the Company's financial position as the Company has no derivatives as of December 31, 2003, 2002 and 2001, except for its physical sale contracts, which qualify as normal sales. The Company adopted FAS 133 as of January 1, 2001.

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 amended ARB 51, Consolidated Financial Statements, and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest. On December 17, 2003, the FASB issued FIN 46-R, which not only included amendments in FIN 46, but also required application of the interpretation to all affected entities no later than March 31, 2004 for calendar-year companies. However, prior to this requirement, companies must apply the interpretation to special purpose entities by December 31, 2003. The adoption of FIN 46-R as it relates to special-purpose entities did not have a material impact on the Company's results of operations, financial position or liquidity, and the Company expects a similar impact upon its adoption of the interpretation as of March 31, 2004.

3. Related Party Transactions

        Four Star has various business transactions with ChevronTexaco and other ChevronTexaco subsidiaries and affiliates. These transactions principally involve sales by Four Star of crude oil, natural gas and natural gas liquids. In addition, ChevronTexaco charges Four Star for management, professional, technical and administrative services, as well as direct charges for exploration and production-related activities by means of a monthly fixed fee and a monthly unit fee (variable with production), as described below.

        Effective December 1, 1999, Four Star entered into a service agreement with TEPI for management, administrative, professional and technical services through November 1, 2004. During 2001, Four Star paid TEPI a monthly fixed fee of $579,785 through November 30, 2001. Four Star paid TEPI a monthly fixed fee of $597,634 from December 1, 2001 through April 30, 2002, and CUSA a monthly fixed fee of $597,634 from May 1, 2002 through November 30, 2002. Beginning December 1, 2002, the rate was adjusted to $603,034 and this rate remained in effect until November 30, 2003. Beginning December 1, 2003, the rate was adjusted to $613,267 and this rate will remain in effect until November 30, 2004. An aggregate amount of fixed fee of $7.2 million, $7.2 million and $7.0 million was included as a component of general and administrative and other operating expenses in the accompanying consolidated statement of income for the years ended December 31, 2003, 2002 and 2001, respectively.

        In addition, Four Star paid TEPI a monthly unit fee of $645,015 during the period from December 1, 2000 to November 30, 2001. On December 1, 2001, Four Star commenced payment of a monthly unit fee of $607,041. On May 1, 2002, TEPI was absorbed into CUSA as part of a legal restructuring agreement dated May 1, 2002. Total unit fees of $6.1 million, $6.8 million and $7.7 million are included as a component of general and administrative and other operating expenses in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002 and 2001, respectively. The unit fee is adjusted to actual production within 90 days after contract period ending November 30, 2003. Four Star paid CUSA a monthly unit fee of $507,627 for fiscal year 2003. The new contract period started December 1, 2003 and will end November 1, 2004.

        Pursuant to the contractual agreement described in Note 10, certain tax benefits and liabilities of the Company are assumed by ChevronTexaco.

        The following table summarizes sales to affiliates during 2003, 2002 and 2001. The Company makes no purchases from its affiliates.

	2003	2002	2001
	(in millions)
Dynegy	$11.7	$87.6	$—
Texaco Natural Gas Inc.	57.3	70.6	252.2
CUSA	219.3	39.6	—
Equilon Enterprise LLC(1)	—	—	46.3

Total	$288.3	$197.8	$298.5

(1)
Equilon Enterprise LLC was no longer considered as a related party to Four Star effective October 19, 2001.

4. Properties, Plant and Equipment

        In 2002, Four Star purchased the San Juan LLC 1999 property for $11.6 million. In 2003, Four Star sold certain properties for $13.1 million, resulting in an approximate $10 million pre-tax gain on the sale.

5. Note Payable to Affiliate

        In September 1999, Four Star entered into a loan agreement with Texaco Inc. The outstanding balance on the loan agreement was $104 million, $169 million and $239 million at December 31, 2003, 2002 and 2001. The loan bears interest at LIBOR plus one percent and matures on December 31, 2005. The interest rate was 2.2%, 2.4% and 3.4% at December 31, 2003, 2002 and 2001, respectively. Interest expense during 2003, 2002 and 2001, was $3 million, $7 million and $13 million, respectively. Four Star pays ChevronTexaco an annual facility fee and administrative fee of $50,000.

        The Company's borrowing base is redetermined annually each September 30 as set forth in the Four Star Oil & Gas Credit Agreement dated September 30, 1999. If the outstanding aggregate principal amount of the loan, excluding the amount of any debt permitted by the loan agreement, exceeds the amount of the revised borrowing base, Four Star must repay such excess to Texaco Inc. in four equal quarterly installments. Throughout 2003, 2002 and 2001, Four Star's borrowing base exceeded the outstanding loan balance, thus no principal payments were due. As of December 31, 2003, the Company's borrowing base under the agreement was $377 million.

        Four Star elected to pre-pay $65 million and $70 million of the note in 2003 and 2002, respectively. Four Star has the right, subject to certain conditions, to prepay the note in whole or in part prior to the maturity date of December 31, 2005.

6. Concentration of Credit Risk

        Substantially all of the Company's accounts receivable at December 31, 2003 result from sales to the Company's three largest customers, all of which are ChevronTexaco affiliates, as discussed in Note 3. The Company's credit policy and relatively short duration of receivables mitigate the risk of uncollected receivables. During each of the three years in the period ended December 31, 2003, the Company did not incur any credit losses on receivables.

7. Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (FAS 109). Under FAS No. 109, deferred income taxes are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. Such differences relate mainly to depreciable and depletable properties, intangible drilling costs and nonproductive leases.

        The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2003, 2002 and 2001, were as follows (in millions):

	2003	2002	2001
Deferred tax liabilities related to oil and gas properties	$(50)	$(54)	$(57)

Net deferred tax liability	$(50)	$(54)	$(57)

        There are differences between income taxes computed using the statutory rate of 35 percent and the Company's effective income tax rates (40 percent in 2003, 29 percent in 2002 and 29 percent in 2001), primarily as a result of a prior period adjustment in 2003 and the availability to the Company of certain tax credits in 2002 and 2001. Reconciliations of income taxes computed using the statutory rate to the Company's effective tax rates are as follows (in millions):

	2003	2002	2001
Income taxes computed at the statutory rate	$69	$36	$64
Section 29 tax credits	—	(7)	(7)
Other, net	4	2	(3)
Prior period adjustment	7	—	—

Provision for income taxes	$80	$31	$54

        The prior period adjustment relates to certain excess tax depreciation reported in prior years. The Company has reported the correction to the IRS as part of the ongoing tax return audit process.

8. Stockholders' Equity

        In 1995, Four Star created four additional classes of stock: Class A common (voting), Class B common (voting), Class C common (non-voting) and preferred (Class A preferred and Class B preferred).

        In 1999, Texaco, TEPI, and Mission Energy entered into an agreement granting Mission Energy the option to purchase shares of Class A common stock or Class B common stock of Four Star (class determined by ChevronTexaco), provided that ChevronTexaco's aggregate ownership interest in the common stock at time of purchase shall not be reduced to less than 51 percent of all common stock outstanding at the time of purchase. The option expires on December 23, 2006. In 2001, the agreement was amended to replace Texaco with CTGEI. In 2002, TEPI was replaced by CUSA as part of a legal restructure agreement. As of December 31, 2003 and 2002, Mission Energy owned 24.25 and 22.94 percent of all voting common stock outstanding, respectively. Four Star Oil and Gas Holdings Company (owned jointly by CTGEI and Mission Energy) owned 26.22 percent of all voting common stock in the Company as of December 31, 2003.

        In 2003, FrontStreet FourStar LLC purchased and owns 3.6% of all voting common stock outstanding.

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

11. FAS 143—Asset Retirement Obligations

        The Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), effective January 1, 2003. This new accounting standard applies to the retirement of tangible long-lived assets in which the fair value of a liability for an asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a long-lived asset and the liability can be reasonably estimated. Obligations associated with the retirement of these assets require recognition in certain circumstances of: (1) the present value of a liability and offsetting asset for an asset retirement obligation, (2) the subsequent accretion of that liability and depreciation of the asset, and (3) the periodic review of the ARO liability estimates and discount rates. FAS 143 primarily affects the company's accounting for oil and gas producing assets and differs in several respects from previous accounting under FAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.

        In the first quarter 2003, the company recorded a net after-tax charge of $9.4 million for the cumulative effect of the adoption of FAS 143. The cumulative-effect adjustment also increased the following balance sheet categories: "Properties, plant and equipment," $11.4 million; "Deferred credits and other noncurrent obligations," $25.5 million; "Noncurrent deferred income taxes" decreased by $4.7 million.

        Other than the cumulative-effect net charge, the effect of the new accounting standard on net income in 2003 was not materially different from what the result would have been under FAS 19 accounting. Included in "Depreciation, depletion and amortization" were $0.1 million related to the depreciation of the ARO asset and $0.9 million related to the accretion of the ARO liability.

        There would have been no material impact on the Company net income for 2002 and 2001 if the provisions of FAS 143 had been applied in those periods.

        Prior to the implementation of FAS 143, the company had recorded a provision for abandonment that was part of "Accumulated depreciation, depletion and amortization." Upon implementation of FAS 143, the provision for abandonment was reversed and ARO liability was recorded. The amount of the abandonment reserve at the end of each year and the proforma ARO liability were as follows (in millions):

	2003	2002	2001
ARO liability (FAS 143) at January 1	$25.5	$24.4	$23.2
ARO liability (FAS 143) at December 31	26.1	25.5	24.4
Abandonment provision (FAS 19) at December 31	—	11.4	10.3

        The following table indicates the changes to the company's before-tax asset retirement obligations in 2003 (in millions):

2003
Balance January 1	—
Cumulative impact of the accounting change	25.5
Liabilities incurred in the current year	—
Liabilities settled in the current year	(0.3)
Accretion expense in the current period	0.9

Balance at December 31	26.1

12. Accounting for Mineral Interest Investments

        The Securities and Exchange Commission (SEC) has questioned certain companies in the oil and gas and mining industries as to the proper accounting for, and reporting of, acquired contractual mineral interests under FASB Statement No. 141, Business Combinations (FAS 141) and FASB Statement No. 142, Goodwill and Intangible Assets (FAS 142). These accounting standards became effective for the Company on July 1, 2001 and January 1, 2002, respectively.

        At issue is whether such mineral interest costs should be classified on the balance sheet as part of "Properties, plant and equipment" or as "Intangible asset." The Company will continue to classify these costs as "Properties, plant and equipment" and apportion them to expense in future periods under the Company's existing accounting policy until authoritative guidance is provided.

        For Four Star, the net book values of this category of acquired contractual mineral interest costs at December 31, 2003 and 2002 were $96.8 million and $111.2 million, respectively. If reclassification of these balances becomes necessary, the Company's statements of income and cash flows would not be affected. However, additional disclosures related to intangible assets would be required as prescribed under the associated accounting standards.

13. Subsequent Events

        On January 1, 2004, CUSA converted 153 shares of Preferred B stock to Common B stock. On January 6, 2004, CUSA sold 5 shares of common stock to FrontStreet FourStar LLC.

        On January 7, 2004, Medicine Bow Energy Corporation purchased all the outstanding equity interest of Edison Mission Energy Oil & Gas (EMOG) from Edison Mission Fuel. Coincident with the closing of this acquisition, Medicine Bow formed a wholly owned subsidiary, MBOW Four Star Corporation, and merged EMOG and MBOW Four Star Corporation. MBOW Four Star Corporation is the surviving corporation and effectively owns 30% of the Company.

14. Supplemental Information on Oil and Gas Producing Activities (Unaudited)

        In accordance with Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities (FAS 69), this section provides supplemental information on oil and gas exploration and producing activities of the Company in seven separate tables. Tables I through IV provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables V through VII present information on the Company's estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows.

  Table I—Costs incurred in exploration, property acquisitions and development(1)

	2003	2002	2001
	(millions of dollars)
Exploration	$—	$2	$—
Property acquisitions	—	12	—
Development	12	13	42

Total costs incurred	$12	$27	$42

(1)
Includes cost incurred whether capitalized or expensed. Excludes support equipment expenditures.

  Table II—Capitalized costs related to oil and gas producing activities

	2003	2002	2001
	(millions of dollars)
Unproved properties	$1	$1	$1
Proved properties and related producing assets	900	939	906
Other uncompleted projects	7	15	27
ARO asset	12	—	—

Gross capitalized costs	920	955	934

Unproved properties valuation	—	—	1
Proved producing properties	644	662	618
ARO asset depreciation	12	—	—
Future abandonment and restoration	—	11	10

Accumulated provisions	656	673	629

Net capitalized costs	$264	$282	$305

  Table III—Results of operations for oil and gas producing activities

        The Company's results of operations from oil and gas producing activities for the years 2003, 2002 and 2001 are shown in the following table. In accordance with FAS No. 69, income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense are excluded from the results reported in Table III.

	2003	2002	2001
	(million of dollars)
Revenues from net production:
Sales	$309	$208	$303

Total	309	208	303
Production expenses	(49)	(61)	(51)
Taxes other than on income	(28)	(19)	(25)
Proved producing properties: depreciation, depletion and abandonment provision	(36)	(44)	(38)
Accretion expenses	(1)	—	—
Other income (expense)	7	20	7

Results before income taxes	202	104	196
Income tax expense	(80)	(31)	(54)

Results of producing operations	$122	$73	$142

  Table IV—Results of operations for oil and gas producing activities—unit prices and costs

	2003	2002	2001
Average sales prices:
Liquids, per barrel	$26.25	$19.80	$21.55
Natural gas, per thousand cubic feet	4.14	2.48	3.58
Average production costs, per barrel	4.10	4.86	3.65

  Table V—Reserve quantity information

        The Company's estimated net proved underground oil and gas reserves and changes thereto for the years 2003, 2002 and 2001 are shown in the following table. Proved reserves are estimated by Company asset teams composed of earth scientists and reservoir engineers. These proved reserve estimates are reviewed annually by the Company's Reserves Advisory Committee to ensure that rigorous professional standards and the reserves definitions prescribed by the U.S. Securities and Exchange Commission are consistently applied throughout the Company.

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

	Net proved reserves of crude oil condensate and natural gas liquids(1)	Net proved reserves of natural gas(1)
	(millions of barrels)	(millions of cubic feet)
Reserves at December 31, 2000	28	503,855
Changes attributable to:
Revisions	(3)	51,827
Extensions and discoveries	—	17,320
Sales	—	(21)
Production	(3)	(61,611)

Reserves at December 31, 2001	22	511,370

Changes attributable to:
Revisions	3	5,772
Extensions and discoveries	—	2,756
Sales	—	—
Purchases	—	24,072
Production	(4)	(56,057)

Reserves at December 31, 2002	21	487,913

Changes attributable to:
Revisions	2	(26,854)
Extensions and discoveries	—	3,523
Sales	—	(3,978)
Purchases	—	—
Production	(3)	(53,184)

Reserves at December 31, 2003	20	407,420

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

	2003	2002	2001
	(millions of dollars)
Future cash inflows from production	$2,701	$2,088	$1,454
Future production and development costs	(701)	(743)	(655)
Future income taxes	(723)	(463)	(273)

Undiscounted future net cash flows	1,277	882	526
Ten percent midyear annual discount for timing of estimated cash flows	(506)	(332)	(190)

Standardized measure of discounted future net cash flows	$771	$550	$336

  Table VII—Changes in the standardized measure of discounted future net cash flows from proved reserves

	2003	2002	2001
	(millions of dollars)
Present value at January 1	$550	$336	$1,679

Sales and transfers of oil and gas produced, net of production costs	(217)	(130)	(256)
Development costs incurred	—	13	42
Purchases of reserves	—	20	—
Sales of reserves	(11)	—	—
Extensions, discoveries and improved recovery, less related costs	16	4	9
Revisions of previous quantity estimates	(101)	45	27
Net change in prices, development and production costs	600	344	(2,147)
Accretion of discount	76	45	257
Net change in income tax	(142)	(127)	725

Net change for the year	221	214	(1,343)

Present value at December 31	$771	$550	$336

        The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs. Changes in the timing of production are included with "Revisions of previous quantity estimates."

Report of Independent Auditors

To the Management Committee of
Midway-Sunset Cogeneration Company:

        In our opinion, the accompanying balance sheets and the related statements of income, partners' equity, and cash flows present fairly, in all material respects, the financial position of Midway-Sunset Cogeneration Company (a California general partnership) at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As explained in Note 2 to the financial statements, effective January 1, 2003, the Partnership changed its method of accounting for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations."

PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2004

MIDWAY-SUNSET COGENERATION COMPANY
BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$5,938,922	$2,629,581
Accounts receivable	59,561,248	59,736,027
Inventory	2,996,279	3,175,010

Total current assets	68,496,449	65,540,618
Plant and equipment, net	81,796,936	85,357,870
Other assets:
Emission offsets, net	1,866,666	2,216,666
Deposits	166,874	500,849

Total assets	$152,326,925	$153,616,003

Liabilities and Partners' Equity
Current liabilities:
Accounts payable to affiliates and others	$48,081,415	$51,282,703

Total current liabilities	48,081,415	51,282,703
Long term asset retirement obligation liability	1,348,780	—

Total liabilities	49,430,195	51,282,703

Commitments and contingencies (Note 10)
Partners' equity:
San Joaquin Energy Company	51,448,365	51,166,650
Aera Energy LLC	51,448,365	51,166,650

Total partners' equity	102,896,730	102,333,300

Total liabilities and partners' equity	$152,326,925	$153,616,003

The accompanying notes are an integral part of these financial statements.

MIDWAY-SUNSET COGENERATION COMPANY
STATEMENTS OF INCOME
For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)

	2003	2002	2001
			(unaudited)
Revenues:
Sales of electricity to affiliates	$131,448,226	$95,266,858	$173,853,446
Sales of electricity to others	2,972,476	3,625,518	5,980,984

Total sales of electricity	134,420,702	98,892,376	179,834,430
Sales of steam to affiliate	45,332,699	30,633,411	60,860,800
Interest and other income	99,054	889,093	3,297,414

Total revenues	179,852,455	130,414,880	243,992,644

Expenses:
Fuel	123,513,376	79,458,882	165,750,451
Maintenance and operations	4,110,644	3,818,742	3,814,656
Contract labor	5,418,825	5,127,663	5,636,206
Property taxes	1,919,815	2,005,646	1,847,456
Write-off of development costs	—	3,388,089	—
Depreciation and amortization	7,986,451	7,808,401	11,294,963
Loss/(gain) on disposal of asset	193,264	(2,121)	912
Interest expense	109,449	—	—

Total expense	143,251,824	101,605,302	188,344,644
Income from operations	36,600,631	28,809,578	55,648,000
Cumulative effect of change in accounting for asset retirement obligations (Note 2)	1,037,201	—	—

Net income	$35,563,430	$28,809,578	$55,648,000

The accompanying notes are an integral part of these financial statements.

MIDWAY-SUNSET COGENERATION COMPANY
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
December 31, 2003, 2002 and 2001 (unaudited)

	San Joaquin Energy Company	Aera Energy LLC	Total
Balance, December 31, 2000 (unaudited)	$62,437,861	$62,437,861	$124,875,722
Net income	27,824,000	27,824,000	55,648,000
Cash distributions	(13,000,000)	(13,000,000)	(26,000,000)

Balance, December 31, 2001 (unaudited)	77,261,861	77,261,861	154,523,722
Net income	14,404,789	14,404,789	28,809,578
Cash distributions	(40,500,000)	(40,500,000)	(81,000,000)

Balance, December 31, 2002	51,166,650	51,166,650	102,333,300
Net income	17,781,715	17,781,715	35,563,430
Cash distributions	(17,500,000)	(17,500,000)	(35,000,000)

Balance, December 31, 2003	$51,448,365	$51,448,365	$102,896,730

The accompanying notes are an integral part of these financial statements.

MIDWAY-SUNSET COGENERATION COMPANY
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)

	2003	2002	2001
			(unaudited)
Cash flows from operating activities:
Net income	$35,563,430	$28,809,578	$55,648,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,986,451	7,808,401	11,294,963
Loss (gain) on disposal of asset	193,264	(2,121)	912
Write-off of development costs	—	3,388,089	—
Cumulative effect of change in accounting (Note 2)	1,037,201	—	—
Decrease (increase) in accounts receivable	174,779	41,886,448	(50,089,176)
Decrease (increase) in inventory	178,731	(772,863)	(35,098)
Decrease (increase) in deposits	333,975	1,999,151	(2,500,000)
(Decrease) increase in accounts payable to affiliates and other	(3,201,288)	(3,483,995)	16,988,144
Increase (decrease) in other liabilities	488,443	(5,333,340)	5,333,340

Net cash provided by operating activities	42,754,986	74,299,348	36,641,085

Cash flows from investing activities:
Capital expenditures	(4,482,968)	(760,522)	(12,924,527)
Proceeds from sale of equipment	37,323	5,000	12,999

Net cash used in investing activities	(4,445,645)	(755,522)	(12,911,528)

Cash flows from financing activities:
Cash distributions	(35,000,000)	(81,000,000)	(26,000,000)

Net cash used in financing activities	(35,000,000)	(81,000,000)	(26,000,000)

Net increase (decrease) in cash and cash equivalents	3,309,341	(7,456,174)	(2,270,443)
Cash and cash equivalents, beginning of year	2,629,581	10,085,755	12,356,198

Cash and cash equivalents, end of year	$5,938,922	$2,629,581	$10,085,755

The accompanying notes are an integral part of these financial statements.

MIDWAY-SUNSET COGENERATION COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001 (unaudited)

1. Organization and Operations

        Midway-Sunset Cogeneration Company (the "Partnership") is a California general partnership between San Joaquin Energy Company ("San Joaquin"), holding a 50 percent general partnership interest and Aera Energy LLC ("Aera"), a California limited liability company whose members are (i) SWEPI LP and (ii) Shell Onshore Ventures, Inc. (affiliates of Shell Oil Company) and (iii) Mobil California Exploration and Producing Asset Company (affiliate of ExxonMobil), holding a combined 50 percent general partnership interest. San Joaquin is a wholly owned subsidiary of Edison Mission Energy ("Mission"), an indirect wholly owned subsidiary of Edison International.

        The Partnership was organized to design, construct, own and operate a qualifying cogeneration facility (the "Facility"), as defined in the Public Utility Regulatory Policies Act of 1978 and the regulations promulgated thereunder, all as amended ("PURPA"), located in Kern County, California. The Facility currently sells most of the electricity generated to Southern California Edison Company ("SCE"), a wholly owned subsidiary of Edison International, for resale to its customers and sells all steam produced to Aera for use in its Midway-Sunset oil field operations. The Facility was certified as a "qualifying facility" under PURPA prior to the start of operations, and management believes they have fulfilled all requirements to receive continued "qualifying facility" status.

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

Capitalized Interest

        Interest incurred on funds borrowed by the Partnership to finance plant construction was capitalized. Capitalization of interest was discontinued when the plant was completed and deemed operational. Such capitalized interest is included in property, plant and equipment.

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

Derivative Instruments and Hedging Activities

        Under FASB Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows or net investments. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in equity until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. The Partnership reviewed the activities performed under its contracts and the respective terms and concluded that the contracts did not either meet the definition of a derivative or could apply the normal purchase and normal sale exception defined in FAS 133. Accordingly, accrual accounting is used consistent with the pre-adoption of FAS 133.

Revenue Recognition

        Revenue is recognized as billable under the provisions of three power purchase agreements which have varying terms of approximately seven to twenty years. Electricity revenue is calculated based on power output and established prices, as defined in the power purchase agreements. Steam revenue is calculated based on steam output and established prices, as defined in the steam sale and purchase agreement. Revenue is also recognized as billable under the provisions of a steam sale and purchase agreement.

Income Taxes

        The Partnership is treated as a partnership for income tax purposes and the income or loss of the Partnership is included in the income tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the financial statements.

Project Development Costs

        The Partnership capitalizes project development costs as incurred. These costs consist of professional fees, salaries, permits and other directly related costs. The capitalized costs are amortized over the operational life of the project or charged to expense if management determines the costs to be unrecoverable. The Partnership capitalized project development costs associated with a planned plant expansion project during the period January 2000 through June 2002. In July 2002, a decision was made to discontinue funding of the expansion project. Capitalized development costs associated with the expansion project totaling $3,388,089 were expensed in 2002.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 143

        Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, the Partnership recorded a $1,037,201 decrease to net income as the cumulative effect of adoption of SFAS No. 143.

        The Partnership recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$1,239,331
Accretion expense	109,449

Balance of asset retirement obligation as of December 31, 2003	$1,348,780

        Had SFAS No. 143 been applied retroactively in the years ended December 31, 2002 and 2001, it would not have had a material effect upon the Partnership's results.

Statement of Financial Accounting Standards No. 145

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things, which is effective on January 1, 2003. The portion of the statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The adoption of SFAS No. 145 on January 1, 2003, did not have a material effect on its financial position or the results of operations.

Statement of Financial Accounting Standards No. 146

        Effective January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material effect on its financial position or the results of operations.

Statement of Financial Accounting Standards No. 149

        In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on the Partnership's financial statements.

Statement of Financial Accounting Standards No. 150

        Effective July 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate. The adoption of this standard had no impact on the Partnership's financial statements.

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

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation of variable interest entities by business enterprises that are the primary beneficiaries. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which the Partnership holds a variable interest that it acquired before February 1, 2003. This interpretation is effective on March 31, 2004. The Partnership does not expect the adoption of this standard will have a material impact on its financial statements.

3. Accounts Receivable

        Accounts receivable consists of the following at December 31, 2003 and 2002:

	2003	2002
Accounts receivable from affiliates:
SCE	$15,202,053	$14,641,191
Aera	7,435,073	7,044,875
Other affiliates	323,719	293,155

	22,960,845	21,979,221
Accounts receivable from others	36,600,403	37,756,806

	$59,561,248	$59,736,027

4. Inventory

      Inventory consists of the following at December 31, 2003 and 2002:

	2003	2002
Natural gas	$405,796	$791,267
Materials and spare parts	2,590,483	2,383,743

	$2,996,279	$3,175,010

5. Plant and Equipment

      Plant and equipment consists of the following at December 31, 2003 and 2002:

	2003	2002
Power plant facilities	$159,870,405	$156,080,240
Capitalized interest	8,769,831	8,769,831
Furniture and office equipment	1,357,270	1,171,097
Construction in process	197,288	221,018

	170,194,794	166,242,186
Less: accumulated depreciation and amortization	(88,397,858)	(80,884,316)

	$81,796,936	$85,357,870

6. Other Assets

Emission Offsets

        Emission offsets contributed to the Partnership were valued at an amount agreed upon by the partners and are being amortized on a straight-line basis over a period of 20 years. Emission offsets consist of the following at December 31, 2003 and 2002:

	2003	2002
Cost	$7,000,000	$7,000,000
Less: Accumulated amortization	(5,133,334)	(4,783,334)

	$1,866,666	$2,216,666

Deposits

        The partnership is required to maintain deposits with the Automated Power Exchange and the California Independent System Operator ("CAISO") to ensure monthly liquidity requirements as a scheduling coordinator. Deposits totaled $166,874 and $500,000 at December 31, 2003, and December 31, 2002, respectively.

7. Accounts Payable

        Accounts payable consists of the following at December 31, 2003 and 2002:

	2003	2002
Accounts payable to affiliates:
Aera Energy LLC	$43,376	$5,381,833
Edison Mission Operations and Maintenance	301,175	315,115
San Joaquin Energy Company	143,679	171,008

	488,230	5,867,956
Accounts payable to others	47,593,185	45,414,747

	$48,081,415	$51,282,703

8. Related Party Transactions

      In addition to the related party transactions discussed in Notes 3, 7 and 9, the Partnership entered into certain contracts and agreements with San Joaquin, Aera and certain other related parties.

Power Purchase Agreements

        Under the terms of a Power Purchase Agreement ("PPA"), SCE agreed to purchase up to 200 megawatts of the electric power generated by the Facility for a period of 20 years. SCE operates as a regulated utility and is a sister company of Mission. The Partnership is paid for energy based on an energy rate that is calculated using a Short Run Avoided Cost ("SRAC") based formula that contains a prescribed energy rate indexed to the Southern California Border Spot Price of natural gas. At such time as the California Public Utilities Commission issues an order determining that the California Power Exchange, or equivalent, is functioning properly, as defined in the amendment, the SRAC based energy rate will be compared to a price determined by taking 95 percent of the energy rate posted by the California Power Exchange. The higher of the two rates will be used to calculate energy payments due the Partnership. SCE also pays the Partnership for firm capacity based upon a contracted amount per kilowatt year, as determined in the Power Purchase Agreement.

        Effective April 30, 1997, the Partnership entered into an agreement with Aera to sell 9 megawatts of excess electric energy generated by the Facility. The terms of the agreement require Aera to pay for electric energy based on a formula defined in the agreement but provided for a rebate at the conclusion of the contract if cumulative payments exceeded a certain threshold. At December 31, 2001, the potential rebate was approximately $12 million.

        In January 2002, the original agreement was terminated effective October 1, 2001. The Partnership simultaneously entered into a new agreement with Aera to sell 18 megawatts of excess electric energy generated by the Facility, which expires on May 08, 2009. The new agreement, among other things, allows the Partnership to defer payment of the $12 million due Aera under the original agreement. Payment of the $12 million is to be made in 27 equal monthly installments, which can be offset against monthly payments due from Aera for energy purchases. At December 31, 2003 and December 31, 2002 current payables related to this agreement were $0 and $5,333,333, respectively.

        The Partnership recognized total electricity sales to affiliates of $131,448,226, $95,266,858 and $173,853,446 in 2003, 2002 and 2001, respectively, under these contracts. The Partnership has a payable of $34,671,687 to SCE which is wholly offset by a receivable from the California Power Exchange. For further discussion of this situation refer to Note 9. Receivable from California Power Exchange.

Steam Sale and Purchase Agreement

        Under the terms of a Steam Sale and Purchase Agreement, Aera purchases 8.6 billion pounds of steam per year generated by the Facility through May 8, 2009. The Partnership is paid a steam fuel charge based upon the quantity and quality of steam delivered during the month, which is priced at the weighted average of the Partnership's cost of fuel and a processing charge per MMBtu, as defined in the Steam Sale and Purchase Agreement. The Partnership sold $45,332,699, $30,633,411 and $60,860,800 of steam in 2003, 2002 and 2001, respectively, under this agreement which is included within sales of steam in the accompanying statements of income. The quantity of steam sold under this agreement is sufficient for the Partnership to meet qualifying facility status.

Operation and Maintenance Agreement

        Under the terms of an Operation and Maintenance Agreement, employees of Edison Mission Operations and Maintenance, Inc. ("EMOM"), a wholly owned subsidiary of Mission, perform all necessary functions to operate and maintain the Facility.

        The Partnership pays for direct costs of these services, plus an increment to cover overhead and benefits. In addition, effective January 1992, the Agreement was amended to include payment to EMOM of certain annual fees. Pursuant to this Agreement, the Partnership incurred costs of $3,027,699, $3,032,198 and $3,088,614 which included annual fees earned by EMOM of $336,000 in 2003, 2002 and 2001, respectively, which are included in contract labor in the accompanying statements of income.

Other Agreements

        Under the terms of the Partnership Agreement, including a Gas Management Services Agreement, employees of Aera perform services for the Partnership. The Partnership pays for direct costs of these services, plus an increment to cover overhead and benefits. Pursuant to this arrangement, the Partnership incurred costs of $350,583, $310,961 and $357,526 in 2003, 2002 and 2001, respectively.

        Under the terms of a Financial Services Agreement, San Joaquin provides certain financial, accounting and other services for an annual fee of $125,000 in 2003, 2002 and 2001.

        Under the terms of a Surface Lease Agreement, the Partnership leases approximately 13 acres of land from Aera, which serves as the Facility site. The initial term of the lease extends through October 1, 2009, with an annual rental, amended as of January 1998, of $1,450.

9. Receivable from California Power Exchange

        On August 3, 2001, the Partnership and SCE entered into a written agreement to address the outstanding issues surrounding SCE's failure to pay past due amounts for energy deliveries during the period in which SCE's financial condition had deteriorated as a result of the California energy crisis. In August of 2001, SCE and the Partnership agreed to a stipulated amount of $56,862,811 for electric energy, capacity, and other charges covering past due amounts from November 1, 2000 through March 26, 2001. SCE agreed to a payment schedule based on the occurrence of certain events, the first of which occurred with the execution of the agreement. SCE paid $5,686,281 (10 percent of the stipulated amount) plus interest of $1,431,455 on August 9, 2001 and agreed to pay an additional 10 percent upon a legislative solution being reached which would restore SCE to creditworthiness and allow it to pay its debts in a timely manner. On March 1, 2002, SCE paid the Partnership the adjusted balance of the stipulated amount including accrued interest at 7% amounting to approximately $52,469,549 in full settlement of their obligations.

        The Partnership is owed $36,062,476 included in Accounts Receivable as of December 31, 2003, by the California Power Exchange ("PX") for power sold into the California ISO during 2000 and 2001. The PX filed for bankruptcy in 2001. The PX, upon receiving funds from its debtors, is expected to pay the Partnership an amount adjusted for wind down charges. The Partnership will then pro-rate the receipt and reimburse the following parties on a pro rata basis for the following: SCE $34,671,687, PG&E $868,803, included in Accounts Payable, for previous power sales. The Partnership is obligated to reimburse SCE and PG&E, only if funds are received from the PX.

10. Commitments and Contingencies

        The Partnership has agreed to pay PG&E maintenance and other fees during the term of the Interconnection contract for the transmission facilities used to transport the electric power generated to SCE, PG&E and others. The Partnership incurred maintenance fees of $1,181,227 for these services in 2003, 2002 and 2001.

        Effective November 1989, the Partnership entered into a 20 year Power Purchase Agreement with PG&E, a public utility, whereby the utility agreed to purchase excess on-peak and partial peak electricity from the Facility. This excess electricity consists of the facility output less station use, Aera field use and the initial 200 megawatts generated for sale to SCE. Upon request by the utility, the Facility may deliver during off-peak and super off-peak periods. The Partnership sold $2,089,742, $2,046,330 and $1,199,680 of electricity in 2003, 2002 and 2001, respectively, under this agreement which is included within sales of electricity to others in the accompanying statements of income.

        The Partnership reimburses third parties for the procurement of fuel gas. The Partnership incurred costs of $114,650,896, $73,216,746 and $158,662,356 for fuel gas purchases in 2003, 2002 and 2001, respectively.

        The Partnership purchases the remainder of its natural gas requirements in the spot market. The Partnership may be exposed to fluctuations in the price of natural gas. However, fluctuations in the prices paid for natural gas are implicitly tied to the revenues received from power and steam under the various agreements.

Report of Independent Auditors

To the Management Committee of
March Point Cogeneration Company

        In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, partners' equity, and cash flows present fairly, in all material respects, the financial position of March Point Cogeneration Company at December 31, 2003 and December 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2004

MARCH POINT COGENERATION COMPANY
BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
Assets
Current assets
Cash and cash equivalents	$7,366,000	$7,285,000
Receivables
Equilon and subsidiaries	3,076,000	2,825,000
Puget Sound Energy	6,237,000	6,352,000
Other	6,000	6,000
Current portion of escrow account	936,000	934,000
Inventory	2,435,000	2,037,000

Total current assets	20,056,000	19,439,000

Operating facility and equipment, at cost, net	83,467,000	87,772,000

Other assets
Deferred loan fees, net	86,000	153,000
Escrow account, net of current portion	—	686,000
Gas purchase agreement at fair value	50,779,000	29,596,000

Total other assets	50,865,000	30,435,000

Total assets	$154,388,000	$137,646,000

Liabilities and Partners' Equity
Current liabilities
Current portion of project financing loan	$13,724,000	$13,684,000
Working capital loan	5,000,000	5,000,000
Payables
Related parties	4,567,000	4,517,000
Trade and other payables	1,874,000	1,790,000

Total current liabilities	25,165,000	24,991,000

Commitments and contingencies (Note 6)
Project financing loan, net of current portion	—	13,724,000
Partners' equity	129,223,000	98,931,000

Total liabilities and partners' equity	$154,388,000	$137,646,000

The accompanying notes are an integral part of these financial statements.

MARCH POINT COGENERATION COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)

	2003	2002	2001
			(unaudited)
Operating revenues
Sales of energy to Puget Sound Energy	$64,903,000	$66,893,000	$69,285,000
Sales of steam to Equilon	13,699,000	13,884,000	13,288,000
Sales of natural gas	—	—	2,265,000

Total operating revenues	78,602,000	80,777,000	84,838,000

Operating expenses
Fuel expense	45,975,000	31,830,000	52,627,000
Plant and other operating expenses	6,184,000	7,909,000	6,379,000
Depreciation and amortization	4,783,000	4,813,000	4,821,000
General and administrative expenses	315,000	363,000	320,000

Total operating expenses	57,257,000	44,915,000	64,147,000

Income from operations	21,345,000	35,862,000	20,691,000

Other expense (income)
Interest and other income	(417,000)	(400,000)	(757,000)
Interest expense	638,000	1,240,000	2,827,000

Total other expense	221,000	840,000	2,070,000

Net income	21,124,000	35,022,000	18,621,000

Other comprehensive income (loss)
Cumulative effect on prior years of change in accounting for derivatives	—	—	24,584,000
Unrealized gain (loss) arising during the period	31,291,000	(958,000)	(4,524,000)
Reclassification adjustment included in net income	(10,823,000)	(1,788,000)	(2,794,000)

Other comprehensive income (loss)	20,468,000	(2,746,000)	17,266,000

Comprehensive income	$41,592,000	$32,276,000	$35,887,000

The accompanying notes are an integral part of these financial statements.

MARCH POINT COGENERATION COMPANY
STATEMENTS OF PARTNERS' EQUITY
For the Years Ended December 31, 2003, 2002, and 2001 (unaudited)

	Equilon Enterprises LLC	Texaco March Point Holdings Inc.	San Juan Energy Company	Total
Balances at December 31, 2000 (unaudited)	$13,911,000	$14,023,000	$27,934,000	$55,868,000
Allocation of comprehensive income	8,936,000	9,008,000	17,943,000	35,887,000
Distributions	(3,200,000)	(3,225,000)	(6,425,000)	(12,850,000)

Balances at December 31, 2001 (unaudited)	19,647,000	19,806,000	39,452,000	78,905,000
Allocation of comprehensive income	8,037,000	8,101,000	16,138,000	32,276,000
Distributions	(3,050,000)	(3,075,000)	(6,125,000)	(12,250,000)

Balances at December 31, 2002	24,634,000	24,832,000	49,465,000	98,931,000
Allocation of comprehensive income	10,356,000	10,440,000	20,796,000	41,592,000
Distributions	(2,814,000)	(2,836,000)	(5,650,000)	(11,300,000)

Balances at December 31, 2003	$32,176,000	$32,436,000	$64,611,000	$129,223,000

The accompanying notes are an integral part of these financial statements.

MARCH POINT COGENERATION COMPANY
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)

	2003	2002	2001
			(unaudited)
Cash flows from operating activities
Net income	$21,124,000	$35,022,000	$18,621,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,783,000	4,813,000	4,821,000
Loss on disposal of equipment	9,000	17,000	13,000
Ineffectiveness of cash flow hedge	(715,000)	(14,228,000)	(847,000)
Changes in operating assets and liabilities
Receivables	(136,000)	158,000	6,067,000
Inventory	(399,000)	119,000	(111,000)
Payables	135,000	(743,000)	(5,166,000)

Net cash provided by operating activities	24,801,000	25,158,000	23,398,000

Cash flows from investing activities
Additions to operating facility and equipment, net	(420,000)	(839,000)	(579,000)

Cash flows from financing activities
Proceeds from working capital loan	5,000,000	5,000,000	5,000,000
Payment on project financing loan	(13,684,000)	(13,035,000)	(12,384,000)
Payment on working capital loan	(5,000,000)	(5,000,000)	(5,000,000)
Proceeds from escrow account	684,000	652,000	619,000
Distributions to partners	(11,300,000)	(12,250,000)	(12,850,000)

Net cash used in financing activities	(24,300,000)	(24,633,000)	(24,615,000)

Net increase (decrease) in cash and cash equivalents	81,000	(314,000)	(1,796,000)
Cash and cash equivalents
Beginning of year	7,285,000	7,599,000	9,395,000

End of year	$7,366,000	$7,285,000	$7,599,000

Supplemental disclosure of cash flow information
Cash payments for interest	$590,000	$1,428,000	$2,959,000

The accompanying notes are an integral part of these financial statements.

MARCH POINT COGENERATION COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

1. Nature of Operations

        March Point Cogeneration Company (the "Partnership") is a general partnership between Texaco March Point Holdings Inc. ("TMPHI"), an indirect wholly-owned subsidiary of ChevronTexaco Corporation ("Chevron"), San Juan Energy Company ("SJEC"), an indirect wholly-owned subsidiary of Edison International ("Edison") and Equilon Enterprises LLC (Equilon), a subsidiary of Shell Oil Products US. The Partnership was organized under California law on July 28, 1989. During the years ended December 31, 2003, 2002 and 2001 (unaudited), the SJEC, TMPHI and Equilon ownership ratios were 50%, 25.1% and 24.9%, respectively.

        The Partnership was organized to design, construct, own and operate a qualifying cogeneration facility (the "Facility"), as defined in the Public Utility Regulatory Policies Act of 1978 and the regulations promulgated thereunder, all as amended ("PURPA"), located in Skagit County, Washington. The Partnership currently sells all the electric energy generated by the facility to Puget Sound Energy, Inc. ("Puget Sound Energy") for resale to its customers, and sells all steam produced to Equilon for use in its crude oil refining operations in its Puget Sound Refinery ("PSR"). The Facility was certified as a "qualifying facility" under PURPA prior to the start of operations, and management believes they have fulfilled all requirements to receive continued "qualifying facility" status.

        Partnership profit (loss) is allocated to the partners in proportion to their ownership percentages. The Partnership shall terminate, unless terminated at an earlier date pursuant to the general partnership agreement, on the latter of December 31, 2011 or the date the Partnership elects to cease operations.

        Construction of the Facility was done in two Phases (Phase I and Phase II). Phase I of the Facility consists of two gas combustion turbine-generators, which exhaust heat into two heat recovery steam generators ("HRSG") producing electricity and steam sequentially using one fuel source. Phase II consists of one gas combustion turbine-generator, which exhausts heat into a HRSG, and a steam turbine-generator which accepts steam from Phase I and II to produce additional electricity. The Facility is designed to support the nominally rated production of 140 megawatts of electric energy and 476,000 pounds per hour of steam (exclusive of supplementary firing of the boilers), with Phase I nominally producing 80 megawatts and 320,000 pounds per hour and Phase II producing 60 megawatts and 156,000 pounds per hour.

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

Cash and Cash Equivalents

        The Partnership considers short-term temporary cash investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. The short-term investments are held by Chevron on behalf of the Partnership.

Inventory

        The Partnership's inventory consists of spare parts, materials and supplies and is valued at the lower of average cost or market.

Operating Facility and Equipment

        The Facility and related equipment are stated at cost. The plant balance includes all costs incurred prior to commercial operation of the plants, net of revenue earned during the pre-commission phase. The Facility and related equipment are being depreciated on a straight-line basis, over 30 years, the estimated life of the Facility. Computer equipment is depreciated on a straight-line basis, over 3 years and other property and equipment is depreciated over 5 years.

        Expenditures for maintenance, repairs and renewals are expensed as incurred. Expenditures for additions and improvements are capitalized. The operating facility requires major maintenance, including inspections and overhauls, on a periodic basis. These costs are also expensed as incurred.

Impairment of Long-lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to their fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is to be measured by the amount that the carrying amount of the assets exceeds the fair value of the assets.

Deferred Loan Fees

        All legal and financial fees associated with the Loan and Credit Agreement (Note 4) were deferred and are being amortized, using the effective interest method, over the term of the loan. Deferred loan fees are presented net of accumulated amortization of $1,953,000 and $1,886,000 at December 31, 2003 and 2002, respectively. Amortization expense was approximately $67,000, $109,000 and $147,000 in 2003, 2002 and 2001 (unaudited), respectively.

Revenue Recognition

        Revenue is recognized as the product being sold is delivered.

Income Taxes

        The Partnership's income is included in the income tax returns of the partners. Therefore, no provision (benefit) for income taxes has been included in the accompanying financial statements.

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

        In assessing the fair value of the Partnership's derivative instruments, the Partnership uses a variety of methods and assumptions that are based on market conditions and risks existing at each valuation date. The fair value of the commodity contracts considers quoted market prices, time value, volatility of the underlying commodities and other factors. The value may not be representative of actual gains and losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

Risk Management and Hedging Activities

        The Partnership's primary market risk exposures arise from fluctuations in the price of natural gas. Management manages these risks in part by entering into forward natural gas purchase contracts.

        Effective January 1, 2001 the Partnership adopted Financial Accounting Standards Board Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. Under SFAS 133, all derivative instruments, except those meeting specific exceptions, are recognized in the balance sheet at their fair value. Changes in fair value are recognized immediately in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

        Management has determined that the Partnership's energy and capacity sales commitments qualify for the normal purchases and normal sales exception provided by SFAS 133 and related guidance issued by the Derivatives Implementation Group ("DIG"). This exception applies to physical sales and purchases of power or fuel where it is probable that physical delivery will occur, the pricing provisions are clearly and closely related to the contracted prices and the SFAS 133 documentation requirements are met. In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 changed the guidance related to the application of the normal purchases and normal sales exception to electricity contracts. This change had no impact on the designation of the Partnership's electricity contracts as normal. Management also determined that the Partnership's steam sales do not meet the definition of a derivative and are, therefore, not subject to the requirements of the standard.

        The Partnership has entered into a long-term agreement to purchase natural gas from TM Star Fuel Company ("TM Star"), a general partnership between Texaco Cogeneration Fuel Company, an indirect wholly owned subsidiary of Chevron, and Southern Sierra Gas Company, an affiliate of Edison. As of the date of adoption of SFAS 133, management accounted for this contract as a normal purchase. However, as a result of subsequent interpretations by the DIG, management determined that the contract does not qualify for the normal purchase exception because the price of fuel purchased under the agreement is indexed to a broad inflation index; therefore, the price paid is not "clearly and closely related" to the cost of natural gas. Management has designated this contract as a cash flow hedge (Note 5). As of July 1, 2001, the Partnership recorded an asset of $24,584,000 (unaudited) and a related increase in other comprehensive income as the cumulative effect of adoption of the DIG interpretation.

New Accounting Pronouncements

        On January 1, 2003, the Partnership adopted Financial Accounting Standards Board Statement No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. In accordance with its site lease agreement (Note 5), the Partnership is required to restore the site or transfer ownership of the Facility to the lessor at the termination of the lease. The lessor can decline to accept ownership, thereby requiring site restoration. Although the Partnership could be required to restore the site, management believes that this is remote, due to the isolated location and the other needs for the facility and equipment. Therefore, no asset retirement obligation was recorded upon adoption of SFAS 143. Management will continue to assess this exposure.

3. Operating Facility and Equipment

        The Operating Facility and Equipment consists of the following:

	2003	2002
Operating facility	$133,576,000	$133,109,000
Other property and equipment	2,766,000	2,639,000

	136,342,000	135,748,000

Accumulated depreciation	(53,258,000)	(48,588,000)
Construction in progress	383,000	612,000

	$83,467,000	$87,772,000

        Depreciation expense was approximately $4,716,000, $4,704,000 and $4,674,000 in 2003, 2002 and 2001 (unaudited), respectively.

4. Loan and Credit Agreement

        On December 1, 1992, the Partnership entered into a Loan and Credit Agreement (the "Agreement") with several banks for a combination of commitments, including a recurring $5 million short-term working capital loan, to extend loans aggregating up to $132 million (the "Commitment"). The Commitment of the banks to extend loans will be reduced on dates and by amounts specified in the Agreement through December 1, 2004 unless terminated earlier as provided for in the Agreement. The short-term working capital loan must be fully repaid for at least thirty consecutive days per year, but may be re-borrowed through December 1, 2004 unless terminated earlier. The Agreement places certain restrictions on capital distributions and permitted investments and further provides, among other things, that the Partnership pay a 0.375 percent commitment fee on the average daily balance of the unused portion of the Commitment. Amounts outstanding under the Agreement bear interest at the current Eurodollar market rate plus 1.30% in 2003 and 2002, or at the base rate, per annum. The interest rate on the outstanding loan balances at December 31, 2003 and 2002 was 2.47% and 2.73%, respectively. Substantially all of the assets of the Partnership are pledged as collateral for the Agreement. Interest is payable periodically throughout the year, as defined in the Agreement. The loan balance is payable in quarterly installments, with the final payment due on December 1, 2004.

        Throughout the term of the Agreement, the Partnership is required to maintain in an escrow account an amount equal to six months' interest expense, computed at ten percent of the aggregate balance outstanding. The balance of the escrow account as of December 31, 2003 and 2002 was $936,000 and $1,620,000, respectively.

5. Related-Party Transactions

        Operating expenses include the following amounts incurred to related parties:

	2003	2002	2001
			(unaudited)
Fuel expense
TM Star	$21,456,000	$20,782,000	$21,897,000
Equilon	11,455,000	11,875,000	13,697,000
Plant and other operating expenses
Equilon and subsidiaries	1,407,000	2,020,000	1,834,000
Chevron and subsidiaries	1,309,000	1,281,000	1,281,000

	$35,627,000	$35,958,000	$38,709,000

Construction, Operating and Other Costs

        Edison, Equilon, and Chevron as well as their affiliates and subsidiaries are reimbursed for design, construction, operation and other costs incurred on behalf of the Partnership.

Land Lease

        The Partnership entered into a 20-year land lease with Chevron on January 3, 1991, which has been assigned to Equilon. Costs incurred under the land lease for 2003, 2002 and 2001 (unaudited) were nominal.

Fuel Sales and Purchase Agreements

TM Star Contract

        The Partnership has a long-term agreement to purchase gas from TM Star. The daily contract quantity available under the TM Star agreement is 20,500 MMBtu per day. The price paid for gas under this contract consists of a transportation charge and a commodity charge, per MMBtu. Beginning January 1, 1993, the price paid for the commodity charge was $2.05 per MMBtu adjusted annually by the Gross Domestic Product Implicit Deflator (GDP), as defined ($2.50 per MMBtu as of December 31, 2003). The agreement also requires the Partnership to pay for the shortfall between the price received by TM Star and the contracted price of this agreement for any volume of gas, up to the daily contract quantity, not nominated by the Partnership. This agreement terminates on the earlier of December 31, 2011, the term of the power purchase agreement (Note 6), or the written mutual consent of the parties. The agreement may be extended thereafter, on a yearly basis, upon mutual written consent.

        Due to the significant increase in natural gas prices at the end of 2000 and beginning of 2001, the Partnership requested that TM Star re-market a portion of the natural gas it had under contract on the spot market. During January 2001, the Partnership received 80% of net profits from the re-marketing of the natural gas, after deduction of selling costs due to TM Star. Due to the sale of a portion of the natural gas, the Partnership replaced such raw material needs with low sulfur distillate fuel purchases from Equilon, which totaled $2,576,000 during the year ended December 31, 2001 (unaudited).

Cash Flow Hedge

        As discussed in Note 2, the TM Star agreement is accounted for as a cash flow hedge. The fair value of the TM Star agreement is reflected as a Gas purchase agreement at fair value in the accompanying balance sheets. Amounts deferred in accumulated other comprehensive income are reclassified into earnings as fuel is purchased under the TM Star agreement. During the years ended December 31, 2003, 2002 and 2001 (unaudited), $715,000, $14,228,000 and $847,000 of income representing hedge ineffectiveness was recorded as a reduction of fuel expenses, respectively.

Equilon Refinery Fuels Supply Agreement

        The Equilon Refinery Fuels Supply Agreement provides for a firm supply of manufactured refinery gas ("MRG") from PSR to the Partnership. The Partnership must accept a minimum daily delivery of 10,000 MMBtu per day of MRG from Equilon in preference to other fuels. Additional interruptible MRG may be supplied at various volume tiers up to a final tier for total volumes over 16,000 MMBtu per day all as defined in the agreement. The pricing of MRG is based upon the weighted averages of the gas costs to the Partnership with discount factors applying to the various tiers, all as defined in the agreement. This agreement terminates on the earlier of December 31, 2011 or the mutual written consent of the parties.

        Under typical operating conditions, approximately 80% of the Partnership's gas needs are procured under the aforementioned fixed price gas contracts. Fluctuations in the prices paid for gas under these contracts are implicitly tied to the revenues received for either power or steam. The Partnership purchases the remaining 20% of its gas needs on the spot market and thus may be exposed, in the short term, to fluctuations in the price of natural gas.

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

Related Parties Payables

        The related parties payables balances consist of the following:

	2003	2002
Equilon and subsidiaries	$2,518,000	$2,502,000
Chevron and subsidiaries	222,000	215,000
TM Star	1,827,000	1,800,000

Total related parties payables	$4,567,000	$4,517,000

6. Commitments and Contingencies

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

        The Phase I and II agreements contain termination clauses which, upon the occurrence of certain events, could result in the Partnership paying a termination amount, as defined in the agreements to Puget Sound Energy. If an event of termination occurred as of December 31, 2003, the Partnership would be liable for approximately $129,561,000. Management has no reason to believe that the project will either terminate its performance or reduce its electric power producing capability during the term of the power contract in a manner which would result in the payment of a termination amount.

Credit Risk

        The Partnership is exposed to credit risk related to potential nonperformance by the counterparties to its energy and steam sales. The Partnership's revenues are concentrated with Puget Sound Energy and Equilon. Sales to Puget Sound Energy comprised 83%, 83% and 82% of total revenues during each of the years ended December 31, 2003, 2002 and 2001 (unaudited), respectively. Sales to Equilon comprised 17%, 17% and 16% of total revenues during each of the years ended December 31, 2003, 2002 and 2001 (unaudited), respectively. Due to this concentration of credit risk, the Partnership's liquidity could be impacted by financial difficulties experienced by Puget Sound Energy and Equilon.

        The Partnership is also exposed to credit risk related to potential nonperformance by the counterparties to its fuel purchases. The Partnership's purchases are concentrated with TM Star. Fuel purchases from TM Star comprised 46%, 45% and 41% of fuel expenses during each of the years ended December 31, 2003, 2002 and 2001 (unaudited), respectively.

7. Subsequent Event

        During 2003, the Partnership entered into a Merger Agreement with TM Star. The merger was consummated on January 16, 2004. Under the terms of the agreement, the Partnership is the surviving partnership and TM Star ceased to exist. The percentage ownership of the Partnership remains unchanged under the new entity structure. However, due to differences in ownership between TM Star and the Partnership, a subsidiary of Chevron made a capital contribution to TM Star and TM Star made a payment to Equilon in the amount of $3,968,000. There was no other cash exchanged as a result of the merger.

        TM Star's sole business was comprised of the fuel supply agreement with the Partnership and three fuel purchase agreements with outside suppliers. As a result of the merger, the gas supply agreement with TM Star was terminated and the Partnership acquired TM Star's three fuel purchase agreements. There were no other assets or liabilities transferred as of the purchase date. Key terms of these new contracts include the following:

Counterparty	Daily Quantity	Expiration	Pricing	Price as of 12/31/2003
Barrett Resources Corporation ("Barrett")	5,000 MMBtu	June 30, 2011	Effective 1993, $1.80 per MMBtu adjusted annually by the GDP	$2.21 per MMBtu
Canwest Gas Supply Inc. ("Canwest")	10,000 MMBtu	March 31, 2008	Effective 1993, $1.83 per MMBtu adjusted annually by the GDP	$2.71 per MMBtu
Texaco Exploration and Production ("TEPI")	2,500 MMBtu	December 31, 2007	Effective 1992, $1.80 per MMBtu adjusted annually by the GDP	$2.22 per MMBtu

        TEPI is an indirect wholly owned subsidiary of Chevron. After the contract expiration dates, the Barrett and Canwest contracts will automatically extend on a year-to-year basis until cancelled by either party with written notice as required by the contract. The TEPI contract may be extended on an annual basis with written agreement by both parties.

        The contracts are accounted for as derivatives in accordance with SFAS 133. As of the acquisition date, the fair value of the contracts was $44,326,000, which is $11,891,000 lower than the $56,218,000 value of the cancelled TM Star contract. The difference in value will be accounted for as an adjustment to Partners' equity. Management has designated the gas supply agreements as cash flow hedges of the Partnership's exposure to fluctuations in the price of natural gas. As a result of this designation, future changes in the fair value associated with the effective portion of the hedges will be recorded in other comprehensive income. Any hedge ineffectiveness will be included in Fuel expense as part of the Statements of Income.

        As the cancelled contract was previously accounted for as a cash flow hedge (Note 5), amounts related to the cancelled TM Star contract that were recorded in accumulated other comprehensive income will be recognized into income over the period that the underlying purchase of gas is expected to occur. It is expected that within the next twelve months, losses of approximately $1,056,000 will be reclassified from accumulated other comprehensive income to earnings.

Amendment to Loan and Credit Agreement

        As an incentive to the Partnership's lenders to grant consents and waivers to the Loan and Credit Agreement (Note 4) with regards to the merger, the Partnership agreed to additional debt covenants. The additional covenants restrict distributions to the owners until the Partnership fully funds a debt service reserve account with an amount equal to all scheduled payments of principal, interest and fees due for the coming six months. Distributions are also restricted unless the Partnership maintains a debt service coverage ratio, as defined, of greater than or equal to 1.4. The Partnership is currently deferring distributions until such restrictions are met.

Report of Independent Auditors

To the Board of Directors of
EcoEléctrica Holdings, Ltd. and Subsidiaries

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of EcoEléctrica Holdings, Ltd. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As further discussed in Note 2 to the accompanying financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP

San Juan, Puerto Rico
January 27, 2004

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	December 31,
	2003	2002
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$17,717	$10,025
Current portion of restricted cash	14,201	11,088
Receivables
Trade, net of allowance for doubtful accounts of $5,698 in 2003 and 2002	63,661	55,947
Insurance claims	3,328	—
Other, including amounts due from affiliates of $119 in 2002	1,210	347
Note from Puerto Rico Electric Power Authority	5,000	—
Inventories	37,323	41,924
Prepaid expenses	3,060	1,713

Total current assets	145,500	121,044

Noncurrent Assets
Restricted cash	7,830	5,181
Note from Puerto Rico Electric Power Authority	—	5,000
Property, plant and equipment, net	640,219	647,302
Debt issue costs, net	15,765	18,435
Deferred tax asset	4,295	5,704

Total noncurrent assets	668,109	681,622

Total assets	$813,609	$802,666

Liabilities and Stockholders' Equity
Current liabilities
Current portion of loans payable	$20,527	$18,695
Accounts payable and accrued liabilities	19,589	14,315
Fair value of interest rate swap agreements	21,712	23,100

Total current liabilities	61,828	56,110

Long-term liabilities
Working capital facilities	30,000	30,000
Loans payable	554,863	575,390
Deferred tax liability	3,808	2,356
Subordinated notes and accrued interest payable to affiliates	60,585	53,829
Fair value of interest rate swap agreements	39,642	58,383

Total long-term liabilities	688,898	719,958

Total liabilities	750,726	776,068

Commitments and contingencies (Note 17)
Stockholders' equity
Common stock, Class A, $.01 par value, 500,000 shares authorized, 100 shares issued and outstanding	—	—
Common stock, Class B, $.01 par value, 500,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	67,000	67,000
Accumulated other comprehensive loss, net of deferred income tax of $4,295 and $5,704 in 2003 and 2002, respectively	(57,059)	(75,779)
Retained earnings	52,942	35,377

Total stockholders' equity	62,883	26,598

Total liabilities and stockholders' equity	$813,609	$802,666

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2003, 2002 and 2001

	Years Ended December 31,
	2003	2002	2001
			(unaudited)
	(in thousands)
Revenues	$232,979	$244,432	$233,437

Cost and operating expenses:
Liquefied petroleum gas (LPG)	209	24	178
Liquefied natural gas (LNG)	102,719	115,135	99,383
Fuel oil No. 2	154	260	1,123
Depreciation and amortization	32,993	31,952	25,215
Salaries and related benefits	5,764	5,388	4,564
Technical and professional support	5,993	8,243	4,362
Repairs and maintenance	3,541	2,958	2,621
Utilities and communication	985	1,666	4,189
Provision for doubtful accounts	—	2,231	2,586
Insurance	9,876	5,573	2,031
Operations, maintenance and fuel management	1,520	1,201	885
Taxes other than income	3,084	3,125	1,210
LPG storage and service	702	817	625
Administrative services	905	876	1,386
Other operating expenses	3,322	3,978	1,948

	171,767	183,427	152,306

Operating income	61,212	61,005	81,131

Other (income) expense:
Interest expense	47,042	49,351	52,553
Interest income	(312)	(582)	(734)
Other	(4,535)	391	(3,575)

	42,195	49,160	48,244

Income before income tax provision	19,017	11,845	32,887
Deferred income tax provision	(1,452)	(1,209)	(1,926)

Net income	$17,565	$10,636	$30,961

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2002 and 2001

	Years Ended December 31,
	2003	2002	2001
			(unaudited)
	(in thousands)
Net income	$17,565	$10,636	$30,961

Other comprehensive income (loss):
Cumulative effect on prior years of change in the method of accounting for interest rate protection agreements	—	—	(11,900)
Unrealized gain (loss) on interest rate protection agreements, net of deferred income tax of $4,295 and $5,704 in 2003 and 2002, respectively	42,522	(65,517)	(27,439)
Reclassification adjustment for losses included in net income	(23,802)	19,797	9,280

	18,720	(45,720)	(30,059)

Comprehensive income (loss)	$36,285	$(35,084)	$902

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock Class A		Common Stock Class B
							Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
	(in thousands)
Balance at January 1, 2001 (unaudited)	100	$—	100	$—	$67,000	$(6,220)	$—	$60,780
Net income	—	—	—	—	—	30,961	—	30,961
Cumulative effect to January 1, 2001, of change in the method of accounting for interest rate protection agreements	—	—	—	—	—	—	(11,900)	(11,900)
Unrealized loss on interest rate protection agreements	—	—	—	—	—	—	(18,159)	(18,159)

Balance at December 31, 2001 (unaudited)	100	—	100	—	67,000	24,741	(30,059)	61,682
Net income	—	—	—	—	—	10,636	—	10,636
Unrealized loss on interest rate protection agreements, net of tax of $5,704	—	—	—	—	—	—	(45,720)	(45,720)

Balance at December 31, 2002	100	—	100	—	67,000	35,377	(75,779)	26,598
Net income	—	—	—	—	—	17,565	—	17,565
Unrealized gain on interest rate protection agreements, net of tax of $4,295	—	—	—	—	—	—	18,720	18,720

Balance at December 31, 2003	100	$—	100	$—	$67,000	$52,942	$(57,059)	$62,883

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
			(unaudited)
	(in thousands)
Cash flow from operating activities:
Net income	$17,565	$10,636	$30,961

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,993	31,952	25,215
Provision for doubtful accounts	1,740	2,231	2,586
Deferred income tax provision	1,452	1,209	1,926
Loss on disposal of fixed assets	12	—	—
Changes in operating assets and liabilities that increase (decrease) cash:
Receivables	(13,645)	2,227	(19,186)
Inventories	4,603	(13,421)	(10,495)
Prepaid expenses	(1,347)	(1,132)	(374)
Accounts payable and accrued liabilities	5,274	(14,954)	(16,250)
Subordinated accrued interest payable	6,756	886	6,140

Total adjustments	37,838	8,998	(10,438)

Net cash provided by operating activities	55,403	19,634	20,523

Cash flow from investing activities:
Capital expenditures	(23,257)	(6,901)	(3,098)
Restricted cash	(5,762)	(8,561)	(7,708)
Proceeds from sale of fixed assets	3	—	—

Net cash used in investing activities	(29,016)	(15,462)	(10,806)

Cash flow from financing activities:
Payments of principal on loans payable	(18,695)	(8,915)	—
Payments of principal on subordinated debt	—	(2,128)	—
Draws on loans payable	—	—	16,262
Payments on working capital facilities	—	—	(18,000)

Net cash used in financing activities	(18,695)	(11,043)	(1,738)
Net increase (decrease) in cash and cash equivalents	7,692	(6,871)	7,979
Cash and cash equivalents, beginning of the year	10,025	16,896	8,917

Cash and cash equivalents, end of the year	$17,717	$10,025	$16,896

Supplemental cash flow information:
Interest paid	$40,221	$48,477	$48,930

Income tax paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001 (unaudited)

1. Organization

        EcoEléctrica Holdings, Ltd. ("Holdings" or "the Company"), a Cayman Islands company, is the 99% limited partner of EcoEléctrica, L.P. (the "Partnership") and owns 100% of EcoEléctrica, Ltd., also a Cayman Islands company, which is the 1% general partner of EcoEléctrica, L.P. Holdings is 50% owned by Edison Mission Energy del Caribe, a Cayman Islands company and an indirect wholly-owned subsidiary of Edison Mission Energy ("EME"), a California corporation, which is in turn wholly-owned by Edison International, and 50% owned by Buenergía Gas & Power Ltd. ("Buenergía"), a Cayman Islands company, which in turn is wholly-owned by Invergas Puerto Rico, S.A., a subsidiary of Gas Natural SDG, S.A. ("GN").

        EcoEléctrica, L.P. (the "Partnership") is a Bermuda limited partnership formed on August 10, 1994, to develop, design, finance, construct, own and operate a combined-cycle natural gas-fired cogeneration facility of approximately 507 megawatts, a liquefied natural gas ("LNG") import terminal and storage facility, a desalination facility and other auxiliary assets (the "Plant") in the Commonwealth of Puerto Rico. The electricity generated is sold to the Puerto Rico Electric Power Authority ("PREPA"), a Commonwealth of Puerto Rico government instrumentality and one of the largest electric utilities in the United States and its territories, among municipal electric utilities.

        On October 30, 2003 GN purchased Enron's share in Buenergía for $177 million in an auction conducted by the Federal Bankruptcy Court, District of New York. As part of this purchase GN guaranteed the Partnership's Operations and Fuel Management Agreement and the LPG Storage and Services Agreement described in Note 3, in addition to assuming certain other guarantees and obligations.

2. Summary of Significant Accounting Policies

        The following is a summary of the accounting policies followed by Holdings in the preparation of the accompanying financial statements.

  Basis of Presentation

        The accompanying consolidated financial statements, which include Holdings and its subsidiaries EcoEléctrica, Ltd. and the Partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

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

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities, approximate fair value because of the short maturity of these items. The estimated fair values of working capital facilities, loans payable and subordinated notes payable are based on quoted market values or on current interest rates offered for similar borrowings and approximate their carrying values. The fair value of interest rate swaps is determined based on dealer quotes, generally the counterparty, or discounted cash flow models considering the current rate offered on similar instruments.

  Statement of Cash Flows

        For the purpose of reporting cash flows, Holdings and its consolidated subsidiaries consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Accounts Receivable

        Revenue billed is recorded as a current account receivable net of amounts in dispute with PREPA based on management's estimate of realizability.

  Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

  Debt Issue Costs

        The Partnership capitalizes the costs incurred in connection with the issuance of debt. The capitalized debt issue costs are amortized over the term of the related debt.

  Property, Plant and Equipment

        Property, plant and equipment are carried at cost (including capitalized interest) less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets. Major maintenance expenditures (overhauls) are capitalized and depreciated using the defer and amortize method over their estimated useful lives (the period of time from the initial overhaul to the next overhaul of the same nature, generally 1.5 to 3 years) while regular maintenance is expensed as incurred. When property is retired or sold, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

  Impairment of Long-Lived Assets

        Holdings and its consolidated subsidiaries evaluate their long-lived assets considering continued operating losses or significant and long-term changes in industry or operating conditions as the primary indicators of potential impairment. An impairment is recognized when the future undiscounted cash flows of each asset is estimated to be insufficient to recover its carrying value. If such carrying value is not recoverable, the asset is written down to estimated fair value. Considerable management judgment is necessary to estimate future cash flows, accordingly, actual results could vary significantly from such estimates, requiring periodic revaluation based on current events or changes in circumstances. Based on these evaluations, there were no impairment adjustments to the carrying values of assets during 2003, 2002 and 2001.

  Income Tax

        Holdings is treated as a limited partnership in the Cayman Islands for tax purposes and as such, is not a taxable entity in that jurisdiction. The Partnership is a Bermuda limited partnership, and as such, is not a taxable entity in the United States. Under Puerto Rico law, the Partnership is subject to local taxation. In accounting for income taxes, the Partnership recognizes deferred tax assets and liabilities for the expected future tax consequences attributable to differences between tax bases of assets and liabilities and their reported amounts in the financial statements. In estimating future tax consequences, it considers all expected future events other than enactment of changes in the tax law or rates. A valuation allowance is recognized for any deferred tax asset which, based on management's evaluation, is more likely than not that some portion or all of the deferred tax asset will not be realized.

  Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income and all changes to stockholders' equity during a period except those arising from transactions with shareholders. In addition to net income, the Partnership recognizes cash flow hedge gains or losses arising from interest rate swaps in other comprehensive income (loss).

  Derivatives

        The Partnership recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership designated the interest swaps as a hedge of the cash flow from its variable rate loans. Accordingly, the fair value of the interest rate swap agreements is presented as a liability and as a component of the stockholders' equity net of related deferred taxes, through "Other Comprehensive Loss."

        Both the power purchase contract with PREPA and the LNG supply agreement with Tractebel LNG North America, LLC, formerly CABOT LNG Corporation (refer to Note 3), are considered under either the normal purchase and sales exception under SFAS No. 138 or do not meet the definition of a derivative, therefore are accounted for on the accrual basis.

  Recently Adopted Accounting Standards

        Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement became effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a significant effect in Holdings financial statements.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a significant effect in Holdings financial statements.

        SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAF No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in Financial Accounting Standards Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, except for certain situations, all provisions of this Statement are to be applied prospectively. The adoption of SFAS No. 149 did not have an impact in Holdings' financial condition or results of operations.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments, including some previously classified as equity, as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the issuer. Specifically, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable, financial instruments that embody an obligation to repurchase the issuer's equity shares or are indexed to such an obligation, or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways, be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact in Holdings' financial statements.

        FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others," requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement were effective on a prospective basis for guarantees that were issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact in Holdings' financial statements.

        FIN No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. It requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns, or both. The adoption of the Statement will not have a significant effect on Holdings' financial statements.

3. Agreements

  Power Purchase Contract

        On March 10, 1995, the Partnership and PREPA entered into a power purchase contract (the PPA) under which PREPA is required to make energy and capacity payments to the Partnership commencing on March 21, 2000 (date in which the Partnership started commercial operations) (COD) and continuing for the 22-year term of the PPA (operating period). Energy payments are based on the actual output of electric power from the Plant and are intended to cover fuel costs. Capacity payments are intended to cover operating and maintenance costs, debt service, taxes and a return on investment.

        The PPA requires that the Partnership maintains a minimum working capital of $20 million by the end of the third year after the COD and thereafter. A portion of the minimum working capital requirement should be in cash deposited in a financial institution. The cash deposit should be reduced by any amount properly invoiced to PREPA under this agreement and not paid when due. As of December 31, 2003, amounts owed by PREPA to the Partnership exceed the cash deposit requirements.

        Energy and capacity revenues under the PPA for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Energy	$105,673	$116,500	$101,960
Capacity	127,306	127,932	131,477

	$232,979	$244,432	$233,437

  Administrative Services Agreement

        The Partnership entered into an Administrative Services Agreement as of October 31, 1997, with EME (Administrative Manager), to provide administrative and other support services in connection with the financing, construction and operation of the Plant.

        The Partnership agreed to pay the Administrative Manager all the reimbursable costs incurred plus $42,000 per month (escalating from January 1, 1997, in accordance with the Puerto Rico Consumer Price Index (CPI)) during the operating period. The Partnership incurred charges under this agreement of $905,000, $876,000 and $1,386,000 for the years ended December 31, 2003, 2002, 2001.

  Operations, Maintenance and Fuel Management Agreement

        The Partnership has entered into an Operation, Maintenance and Fuel Management Agreement dated as of October 31, 1997 (the OMF Agreement) with EI Puerto Rico Operations Inc. (OMF Manager), an indirect wholly-owned subsidiary of Enron, for the management of the operations and maintenance of the Plant, as well as all aspects of the purchase, transportation, delivery and storage of fuel for the Plant. This Agreement was transferred to GN as part of the acquisition of the Enron participation in Buenergía.

        The Partnership agreed to pay the OMF Manager certain reimbursable costs, and monthly operating and fuel management fees of $42,000 and $29,000, respectively, (escalating from January 1, 1997, in accordance with the Puerto Rico CPI) during the operating period. The Partnership incurred charges under this agreement of approximately $1,520,000, $1,201,000 and $885,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

  LPG Storage and Service Agreement

        The Partnership entered into an LPG Storage and Service Agreement (the Agreement) dated as of October 31, 1997, with the ProCaribe Division of the Protane Corporation (ProCaribe), an indirect wholly-owned subsidiary of Enron. Under the Agreement, ProCaribe will act as a terminal operator mainly providing LPG unloading, storage and redelivery services to the Partnership. The Agreement, which term extends through December 31, 2020, sets forth an annual compensation for ProCaribe's services comprised of a base annual fee of $75,000, payable on a monthly basis, and reimbursable incremental costs, as defined in the Agreement. The base annual fee of $75,000 will be adjusted each January 1, according to the increase in the Puerto Rico CPI as compared to the January 1, 1997 index. ProCaribe provided services and charged reimbursable incremental costs to the Partnership under the Agreement amounting to approximately $702,000, $817,000 and $625,000 for the years ended December 31, 2003, 2002 and 2001.

        In addition, the Agreement provides for the borrowing and lending of LPG to each other. ProCaribe borrowed from the Partnership LPG amounting to approximately $2,912,000 during the year ended December 31, 2001. During 2002 ProCaribe purchased LPG from the Partnership for approximately $118,800. In September 2003, the assets of ProCaribe were acquired by Terminal Acquisition Company (TAC), a subsidiary of Empire Gas Company, a Puerto Rico Corporation. As result of the acquisition TAC assumed the obligations under the LPG Storage and Services Agreement.

  LNG Supply Agreement

        The Partnership entered into an LNG supply agreement with Tractebel LNG North America, LLC (Tractebel), formerly CABOT LNG Corporation, whereby the Partnership is committed to purchase and Tractebel committed to supply, an annual supply of LNG, as stipulated in the agreement, until September 2019. Charges under this agreement include a commodity charge on LNG supplied based on NYMEX and the Puerto Rico CPI, and availability demand charges regardless of actual LNG deliveries. Commodity and demand charges from Tractebel for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Commodity	$79,267	$89,589	$82,447
Demand	23,452	25,546	16,936

	$102,719	$115,135	$99,383

        On December 13, 2002, the Partnership and Tractebel signed a Letter Agreement that amended the LNG supply agreement for the year 2003 only. This Letter Agreement provided for 100% supply of LNG to the Partnership, a five (5) cents commodity price reduction and the elimination of the commodity surcharge, all for the year 2003 only. The Lenders were duly notified and did not oppose the execution of the agreement.

        On April 8, 2003, the Partnership and Tractebel signed a second Letter Agreement that amended the LNG supply agreement for the year 2004. This Letter Agreement provides for 100% supply of LNG to the Partnership, a thirty eight (38) cents commodity price reduction and the elimination of the commodity surcharge, all for the year 2004.

  Depository Agreement

        On October 31, 1997, the Partnership entered into a depository and disbursement agreement (the Depository Agreement) with a financial institution as collateral and depository agent, whereby the depository agent will hold and administer monies deposited in the various accounts established at the financial institution as depository bank pursuant to the Depository Agreement. As part of the Depository Agreement, besides the cash accounts, the following cash reserves are required: an interest reserve, a principal reserve, a major maintenance reserve, a construction reserve, a distribution reserve, a collateral reserve, a guarantee reserve, an income tax reserve and a fuel supply interruption reserve. The amounts deposited in the Interest Reserve shall be applied to pay interest expenses. The Principal Reserve is a short-term reserve funded throughout each month of the quarter, to pay the corresponding principal installment due at the end of the quarter. The amount deposited in the Major Maintenance reserve account shall be applied to pay for expenditures by the Partnership for regularly scheduled (or reasonably anticipated) major maintenance of the Plant. The amounts deposited in the subordinated indebtness account shall be used for principal payments on the notes payable to GN and EME. The amounts deposited in the Construction Account shall be applied to completing certain construction punchlist items that were pending upon conversion of interim construction loans into term loans. The amounts deposited in the Distribution Reserve shall be used for payment of dividends to stockholders. The collateral reserve is a cash deposit reserve held as collateral for increases to the PREPA Operating

Security Letter of Credit. The Guarantee reserve is a cash deposit with a surety company as collateral for a bond in favor of PREPA that serve as a guarantee of a back feed power contract. The amounts deposited in the income tax reserve shall be applied to pay income tax. Amounts deposited in the fuel supply interruption reserve shall be used for payment of principal and interest on the debt in case there is a business interruption. The fuel supply interruption reserve should increase on a quarterly basis as established in the Credit Agreement (Note 10).

        Effective September 2003, the Lenders agreed that a cash reserve for income tax payments was not necessary until actual income tax payments are made. The Partnership agreed to convert the income tax reserve to an insurance reserve. The insurance reserve is for $3 million and should be used by the Partnership to cover the costs of uninsured events related to damages to the combustion turbines caused by transition pieces. This insurance reserve should be reduced to $500,000 upon signing of the Operations, Parts and Services Agreement currently being negotiated with the manufacturer of the equipment.

        As of December 31, 2003 and 2002 the balances of the reserves were as follows (in thousands):

	2003	2002
Current portion:
Interest reserve	$34	$59
Principal reserve	2	25
Major maintenance reserve	599	2,323
Construction reserve	—	1,409
Distribution reserve	2	4,490
Subordinated indebtedness	9,525	—
Collateral reserve	3,480	2,282
Guarantee reserve	559	500

	$14,201	$11,088

Non-current portion:
Insurance reserve	$3,006	$2,696
Fuel management reserve	4,824	2,485

	$7,830	$5,181

  Interest Rate Protection Agreements

        The Partnership entered into interest rate swap agreements to fix the interest rates on its loans payable. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount. The fair value of interest rates swaps is the estimated amount that the Partnership would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties.

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

        As of December 31, 2003 and 2002, the Partnership had outstanding interest rate swap agreements, with notional amounts of approximately $450,400,000 and $464,421,000, respectively. The weighted average rate paid and received on these agreements was 6.383% and 1.23237% in 2003 and 6.383% and 1.90237% in 2002. The net interest rate differentials paid, recorded as adjustments to interest expense, amounted to approximately $23,801,900 for the year ended December 31, 2003 and approximately $21,287,000 for the year ended December 31, 2002. No hedge ineffectiveness has been recognized because this hedge is deemed to be 100% effective.

        At December 31, 2003 and 2002, the Interest Rate Protection Agreements mature as follows:

			Notional Amount
Counterparty
	Date	Maturity	2003	2002
			(million)
ABN AMRO	10/2/2000	12/15/2017	$45,797	$45,797
ABN AMRO	12/29/2000	3/31/2016	190,666	199,185
Banque Paribas	12/15/1999	12/17/2017	186,997	192,499
Banque Paribas	10/2/2000	12/15/2017	26,940	26,940

        The fair value of the swap agreements liability at December 31, 2003 and 2002 was $61,354,000 and $81,483,000. As of December 31, 2003 and 2002, the loss deferred in accumulated other comprehensive income expected to be reclassified to income within the next year amounts to $21,712,000 and $23,100,000, respectively.

4. Accounts Receivable

        Accounts Receivable include amounts past due from PREPA that started to accumulate since the beginning of commercial operations and continue to increase as monthly withholdings continue to be made. There are various reasons for the withholdings by PREPA, which are rooted in the interpretation of various contract provisions. The largest amount withheld relates to the interpretation of a base value in the Energy Payment formula. Management has been working with PREPA since the withholdings began, to achieve a successful resolution of these disputes, but no agreement has been reached. As of December 31, 2003 and 2002, $28,257,000 and $20,903,000 of the receivables from PREPA were under dispute for which a bad debt allowance of $7,392,000 and $5,698,000 has been provided based on management's estimate of realizability.

5. Insurance Claims Receivable

        During 2002, the Partnership suffered losses due to several mechanical failures on its combustion turbines. The Partnership filed claims related to year 2002 under the property damage policy. One of the claims was related to failures in the combustion turbine stator and transition pieces of turbine #2, for which a claim of approximately $1,764,000 was recorded as of December 31, 2003. A second claim was filed due to failures in the combustion turbine transition pieces of turbine #1 for approximately $1,916,000. As of December 31, 2003, $352,000 were collected on these claims. As these claims have been settled with the insurance company for the amount recorded, management believes that no reserve is necessary.

6. Note and Interest Receivable from PREPA

        In December 1997, the Partnership made a $5,000,000 loan to PREPA (the PREPA Loan). This loan matures five years after the completion of construction and will be repaid in a single balloon payment in October 2004. Interest is accrued at LIBOR minus 3% and paid annually. No interest income was earned in 2003 and 2002, due to the fact that the 3% exceeded the LIBOR rate.

7. Inventories

        As of December 31, 2003 and 2002, inventories consist of the following (in thousands):

	2003	2002
Liquefied natural gas (LNG)	$11,838	$5,786
Liquefied petroleum gas (LPG)	2,570	2,779
Fuel oil No. 2	3,852	4,006
Spare parts and supplies, including $13,481, of inventory in transit in 2002	19,063	29,353

	$37,323	$41,924

8. Property, Plant and Equipment

        As of December 31, property, plant and equipment consist of the following:

	Estimated Useful Lives	2003	2002
	(in years)	(in thousands)
Machinery and equipment	35	$447,846	$447,442
LNG and LPG facilities and equipment	22 - 50	209,264	209,064
Buildings	30	18,556	18,556
Major maintenance expenditures	1.5 - 3	51,649	29,447
Fuel oil facilities	50	2,945	2,945
Furniture and fixtures	10	557	557
Leasehold improvements	4	28	—
Vehicles and equipment	3	246	272

		731,091	708,283
Less: Accumulated depreciation and amortization		(97,215)	(66,902)

		633,876	641,381
Land and land improvements		5,350	5,350
Construction in progress		993	571

		$640,219	$647,302

9. Working Capital Facilities

        As of December 31, 2000, the Partnership had drawn $48,000,000 under the Working Capital facilities to fund the ongoing working capital needs, primarily fuel expenses, which were not expected to match the timing of the Partnership's revenues on a monthly basis. This working capital facility consists of two lines of credit of $9,000,000 and $30,000,000, respectively, payable to a financial institution and a line of credit of $9,000,000 payable to GN. Both lines of credit of $9,000,000 were paid in full during 2001.

        Draws on the Working Capital facility of $30,000,000 are subject to a borrowing base tied to the fuel inventory and receivables from PREPA. Also up to $8,000,000 can be drawn and held in a segregated sub-account subject to a lenders' lien to satisfy certain liquidity requirements in the PPA. The Working Capital facilities have an annual, five consecutive day clean-up feature, for amounts not considered current asset loans, as defined. This clean-up feature does not apply to the $8,000,000. To the extent that the Working Capital facilities are not refinanced or extended at its initial maturity date, the $8,000,000 of Working Capital loans drawn to satisfy the PPA liquidity requirements may be amortized along with the Tranche A loans on a pro rata basis (see Note 10). The $30,000,000 Working Capital facilities mature on June 15, 2005, has a commitment fee of .375%, and bears interest at LIBOR (1.8125% and 1.40%, at December 31, 2003 and 2002, respectively) plus 1.125%.

10. Loans Payable

        In December 1997, the Partnership obtained a construction/term loan facility of approximately $614,000,000. As of December 31, loans payable is comprised of the following:

	Maturity	Commitment Fee	Interest Over	Rate LIBOR	2003	2002
Term Loans:
Tranche A Loan	June 15, 2016	0.375%	Construction	1.125%	$467,630	$486,325
Tranche B Loan	June 15, 2018	0.375%	Years 1 - 5	1.375%	107,760	107,760
			Years 6 - 10	1.750%
			Years 11 - 16	2.000%
			Years 16 - 18	2.500%

Total loans payable					575,390	594,085
Less: current portion					20,527	18,695

					$554,863	$575,390

        Future maturities of long-term debt are as follows:

Year
(In thousands)
2004	$20,527
2005	22,632
2006	24,911
2007	27,362
2008	30,160
Thereafter	449,798

$575,390

        The construction loans were due 18 months after the Phase I Basic Term-Out date of June 15, 2000. The Phase I and II construction loans were converted to term loans on September 20, 2001. Quarterly amortization payments for Tranche A commenced in September 2002 and will commence for Tranche B in the first quarter of the 17th year, respectively, after the Basic Term-Out date. The balance on the loan facility was collateralized by the Partnership's assets and bears interest at LIBOR (1.8125% at December 31, 2003) plus 1.750%, payable quarterly.

11. Subordinated Notes and Accrued Interest Payable—EME and GN

        EME and Enron Development Corp. (EDC), an indirect wholly-owned subsidiary of Enron, and certain of their affiliates incurred costs on behalf of the Partnership during the construction phase. These costs were recorded as part of Property, plant and equipment with corresponding amounts recorded as Subordinated notes and Accrued interest payable to EME and EDC. The note payable to EDC was transferred to GN as part of the acquisition of the Enron participation in Buenergía. As of December 31, 2003 and 2002 outstanding principal and interests were as follows (in thousands):

	2003	2002
Subordinated notes payable—Edison Mission Energy	$20,000	$20,000
Subordinated notes payable—Gas Natural SDG, S.A.	12,000	12,000
Subordinated accrued interest payable—Edison Mission Energy	18,531	14,235
Subordinated accrued interest payable—Gas Natural SDG, S.A.	10,054	7,594

	$60,585	$53,829

        The notes bear interest at the lesser of 12 percent compounded quarterly or the maximum non-usurious rate of interest under New York law. These amounts are subordinated to any amounts due under the Credit Facilities and can only be paid out of cash otherwise available for distribution to the partners. In November 8, 2002, $8,000,000 (including interest of $5,872,000) was paid to EME and EDC.

12. Debt Service Reserve Loan Facility

        The Partnership also obtained a $19 million Debt Service Reserve Loan Facility which acts as an alternative to a funded debt service reserve and is available to fund debt service shortfalls. In the event that debt service coverage ratios in any one of the three years prior to the maturity of the Debt Service Reserve Loan Facility are less than 1.4, the facility will be fully drawn and deposited into a Debt Service Reserve Account, with the reimbursement obligation amortized on a pro rata basis with the Tranche A facility. Otherwise, any draws on the Debt Service Reserve Account will be replenished by all excess cash flow after debt service. The Debt Service Reserve Loan Facility matures 10 years after the completion of construction, has a commitment fee of 0.375%, bears interest at LIBOR plus 2.125% during years 1-5 and LIBOR plus 2.35% during years 6-10. As of December 31, 2003 and 2002, no amounts have been drawn under this facility.

13. PREPA Letter of Credit Facility

        Pursuant to the terms of the PPA, the Partnership has provided an operating security instrument in the form of a standby letter of credit from a financial institution. The facility may be drawn upon only if the Plant causes a breach under the PPA, up to a maximum of approximately $15,210,000. PREPA's ability to draw on the facility will be reduced by amounts outstanding under the PREPA Loan (see Note 6). The operating security was issued when the Plant commenced commercial operations and will mature on December 15, 2007. The obligation with PREPA to replenish any amount drawn on the facility is due within 90 days. The obligation with the financial institution for any amounts drawn on the facility prior to the first principal payment of the Tranche A Loan is to repay in the same proportion and during the same periods as provided for in the Tranche A Loan amortization schedule. The obligation with the financial institution for any amounts drawn after the first principal payment date of the Tranche A Loan is to repay based on the remaining principal payment dates with the amortization percentage increased, on a pro rata basis, by the percentage attributable to each prior principal payment date. The facility has a commitment fee of 0.375% and bears interest at LIBOR plus 1.125% during years 1-5 of operations and LIBOR plus 1.375% during years 6-10 of operations. As of December 31, 2003 and 2002, no amounts were outstanding under this facility.

        The Partnership is also required, pursuant to the terms of the PPA, to increase the letter of credit at a compound annual escalation rate of 7% throughout the remainder of the facility. However, as long as the Partnership achieves certain goals, no further escalation shall apply. As of December 31, 2003 and 2002, the letter of credit issued has been escalated to approximately $13,569,000 and $12,414,000 (net of the $5 million note receivable from PREPA), for which $3,359,000 and $2,233,000 was posted as cash collateral which is presented, including interest, as non-current Restricted cash in the accompanying balance sheet at December 31, 2003 and 2002.

14. Fuel Performance Letter of Credit Facility

        Pursuant to the terms of the LNG Sales Contract entered into between Tractebel and the Partnership, the Partnership is required to purchase certain fuel requirements of the Plant from Tractebel. The Partnership, as required, has provided a standby letter of credit from a financial institution to Tractebel. The $30 million facility will mature December 15, 2007, has a commitment fee of 0.375%, bears interest at LIBOR plus 1.125% during years 1-5 of operations and LIBOR plus 1.375% during years 6-8 of operations. This facility will be used to secure the Partnership's ongoing liabilities to Tractebel in connection with periodic LNG purchases. As fuel expenses are the first expenses paid out of the Plant's operating account, the facility is not expected to be drawn. However, if drawn, reimbursement obligations will be due within 5 days and will be paid out of the operating account in the same priority order as fuel expenses. As of December 31, 2003 and 2002, no amounts have been drawn under this facility.

15. Income Tax

        The Partnership is partially exempt from Puerto Rico income and property taxes under the provisions of the Puerto Rico Industrial Incentives Act of 1998, as amended. This exemption grant is effective for the twenty taxable years succeeding the year of commencement of commercial operations, and provides for a 7% flat rate for income tax and a 90% exemption from property taxes. Pursuant to the grant's provisions, the Partnership shall have the option to deduct the total costs incurred after January 1, 1998 in the purchase, acquisition, construction, and/or installation of facilities to be utilized in the cogeneration plant in the taxable year that the cost is incurred. The excess of this deduction over the Partnership's industrial development income (IDI) subject to the 7% tax rate for the taxable year in which the costs were incurred may be carried forward to offset such IDI in subsequent taxable years, until exhausted. As a result of this deduction, the Partnership's did not incur in a current income tax liability in 2003 and 2002. A deferred tax liability has been recognized for this deduction.

        The Partnership's effective tax rate differs from the applicable Puerto Rico statutory income tax rate due to the following:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Income tax provision at the statutory rate of 39%	$(7,417)	(39.0)	$(4,620)	(39.0)	$(12,826)	(39.0)
Exemption on industrial development income	6,087	32.0	3,790	32.0	10,524	32.0
Other	(122)	(0.6)	(379)	(3.2)	376	1.1

Income tax provision	$(1,452)	(7.6)	$(1,209)	(10.2)	$(1,926)	(5.9)

        The components of deferred income tax liabilities or assets as of December 31 are as follows (in thousands):

	2003	2002
Deferred tax assets (liabilities):
Construction and installation costs	$(4,328)	$(2,755)
Allowance for doubtful accounts	520	399

Net deferred tax liability	$(3,808)	$(2,356)

        The deferred tax asset of $4,295,000 and $5,704,000 at December 31, 2003 and 2002 relates exclusively to unrealized losses on interest rate swaps agreements included in other comprehensive loss.

16. Savings Plan

        Effective January 1, 1999, the Partnership established a savings plan for all eligible non-union employees of the Partnership. Participants may contribute from 1% to 10% of their annual pre-tax compensation up to a maximum of $8,000. The Partnership's matching contribution is 50% of the first 6% of a participant's annual contribution. Effective January 1, 2002, the Partnership agreed with the United Steel Workers of America to establish a savings plan for all eligible union employees with substantially the same provisions as the non-union plan. The Partnership's contribution to these plans during 2003, 2002 and 2001 amounted to approximately $71,000, $54,000 and $41,000, respectively, which is expensed as salaries and related benefits.

17. Commitments and Contingencies

        In addition to the commitments and contingencies disclosed in the other notes to the accompanying financial statements, following are some related to leases and to legal and administrative procedures.

  Leases

        The Partnership leases its administrative office facilities under an operating lease agreement expiring in August 2006. During 2003, 2002 and 2001 rental expense was approximately $123,000, $123,000 and $110,000, respectively, including basic rent plus a proportionate share of taxes, operating and maintenance expenses.

        Future minimum annual lease payments are as follows (in thousands):

Year	Amount
2004	$80
2005	80
2006	54

$214

  Contingencies

        The Partnership is involved in various legal and administrative actions, generally related to its operations. Management believes that, based on advice from its legal counsel, the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Partnership.

* * * * * * * *

Report of Independent Auditors

To the Management Committee of
Gordonsville Energy, L.P.:

        In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, partners' equity, and cash flows present fairly, in all material respects, the financial position of Gordonsville Energy, L.P. (a Delaware limited partnership) at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2004

GORDONSVILLE ENERGY, L.P.
BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,864,249	$2,798,660
Accounts receivable	90,344	7,379,907
Inventory	—	3,834,235
Prepaid and other	—	427,869

Total current assets	1,954,593	14,440,671

Property, plant and equipment, net	—	140,873,103
Other assets:
Deferred financing costs, net	—	2,724,497
Debt service and other reserves	11,811	10,335,835

Total assets	$1,966,404	$168,374,106

Liabilities and Partners' Equity
Current liabilities:
Current portion of long-term debt	$—	$13,477,860
Accounts payable	1,322,967	1,594,582
Interest payable	—	587,141
Liability under interest rate swap	—	8,868,554

Total current liabilities	1,322,967	24,528,137
Long-term debt, net of current portion	—	80,540,434

Total liabilities	1,322,967	105,068,571

Commitments and contingencies (Note 9)
Partners' equity	643,437	63,305,535

Total liabilities and partners' equity	$1,966,404	$168,374,106

The accompanying notes are an integral part of these financial statements.

GORDONSVILLE ENERGY, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)

	2003	2002	2001
			(unaudited)
Operating Revenues:
Sales of capacity and electricity	$37,692,997	$40,296,940	$38,162,841
Sales of steam	—	9,997	9,383
Interest income	152,677	311,416	694,157

Total operating revenues	37,845,674	40,618,353	38,866,381

Operating Expenses:
Operations and maintenance	13,534,186	12,611,865	13,770,719
General and administrative	7,311,536	3,191,946	2,309,907
Depreciation and amortization	8,749,698	7,181,522	7,440,514
Interest expense	12,408,137	7,677,463	8,450,798

Total operating expenses	42,003,557	30,662,796	31,971,938

Operating (loss) income	(4,157,883)	9,955,557	6,894,443
Other Income:
Gain on sale of assets	6,605,446	—	—

Income before change in accounting principle	2,447,563	9,955,557	6,894,443
Cumulative effect on prior years of change in accounting for major maintenance costs	—	—	844,809

Net income	2,447,563	9,955,557	7,739,252
Other comprehensive income (loss)	8,868,554	(5,324,299)	(3,544,255)

Comprehensive income	$11,316,117	$4,631,258	$4,194,997

The accompanying notes are an integral part of these financial statements.

GORDONSVILLE ENERGY, L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
December 31, 2003, 2002 and 2001 (unaudited)

	Madison Energy Company	Rapidan Energy Company	Calpine Gordonsville Inc.	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2000 (unaudited)	$29,585,847	$603,792	$30,189,641	$—	$60,379,280
Capital distributions	(808,500)	(16,500)	(825,000)	—	(1,650,000)
Net income	3,792,233	77,393	3,869,626	—	7,739,252
Other comprehensive income	—	—	—	(3,544,255)	(3,544,255)

Balance, December 31, 2001 (unaudited)	32,569,580	664,685	33,234,267	(3,544,255)	62,924,277
Capital distributions	(2,082,500)	(42,500)	(2,125,000)	—	(4,250,000)
Net income	4,878,223	99,556	4,977,778	—	9,955,557
Other comprehensive income	—	—	—	(5,324,299)	(5,324,299)

Balance, December 31, 2002	35,365,303	721,741	36,087,045	(8,868,554)	63,305,535
Capital distributions	(35,952,325)	(736,782)	(37,289,108)	—	(73,978,215)
Net income	1,199,306	24,475	1,223,782	—	2,447,563
Other comprehensive income	—	—	—	8,868,554	8,868,554

Balance, December 31, 2003	$612,284	$9,434	$21,719	$—	$643,437

The accompanying notes are an integral part of these financial statements.

GORDONSVILLE ENERGY, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)

	2003	2002	2001
			(unaudited)
Cash flows from operating activities:
Net income:	$2,447,563	$9,955,557	$7,739,252
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(6,605,446)	—	—
Depreciation and amortization	8,749,698	7,181,522	7,440,514
Changes in assets and liabilities:
Decrease (increase) in accounts receivables	7,289,563	(992,371)	3,885,409
(Increase) decrease in inventory	(1,593,267)	814,539	(3,692,118)
Decrease in non-current spares	—	—	735,080
Decrease (increase) in prepaid and other	263,336	(322,627)	309,578
Decrease in accounts payable	(218,983)	(525,376)	(264,983)
Decrease in interest payable	(587,141)	(45,602)	(227,209)
Cumulative effect on prior years of change in accounting principle	—	—	(844,809)

Net cash provided by operating activities	9,745,323	16,065,642	15,080,714

Cash flows from investing activities:
Sale of assets	146,992,751	—	—
Capital expenditures	—	(118,645)	(136,443)

Net cash provided by (used in) investing activities	146,992,751	(118,645)	(136,443)

Cash flows from financing activities:
Decrease (increase) in debt service reserves	10,324,024	(6,179)	(628,746)
Capital distributions	(73,978,215)	(4,250,000)	(1,650,000)
Repayment of long-term debt	(94,018,294)	(12,742,704)	(10,618,920)

Net cash used in financing activities	(157,672,485)	(16,998,883)	(12,897,666)

Net (decrease) increase in cash and cash equivalents	(934,411)	(1,051,886)	2,046,605
Cash and cash equivalents, beginning of year	2,798,660	3,850,546	1,803,941

Cash and cash equivalents, end of year	$1,864,249	$2,798,660	$3,850,546

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,995,278	$7,723,065	$8,678,007

The accompanying notes are an integral part of these financial statements.

GORDONSVILLE ENERGY, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001 (unaudited)

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

        The Facility commenced commercial operations on June 1, 1994 and consisted of two natural gas and oil-fired combustion turbine generators ("Units"). The Facility was designed to produce approximately 240 megawatts of dependable peaking capacity.

Facility Sale and Repayment of Debt

        On November 21, 2003 substantially all of the Facility assets including inventory were sold to Virginia Electric and Power Company. The proceeds from the sale totaling approximately $147 million were used to repay project debt, terminate an interest rate swap agreement, settle a partnership option arrangement, and terminate a waste water contract. The remaining proceeds were distributed to the partners. Prior to the sale date, the Facility sold 100 percent of its electric energy to Virginia Electric and Power Company for resale to its customers under two long-term power purchase agreements, each with an initial term of 30 years. The Facility also provided steam output to Rapidan Service Authority, a political subdivision of the commonwealth of Virginia, for use in treating wastewater generated by third-party industrial companies. Both agreements were terminated concurrent with the asset sale. The Partnership will terminate on December 31, 2050, unless sooner terminated pursuant to the limited partnership agreement, or upon the date the Partnership elects to cease operations, whichever occurs first.

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

Derivative Instruments and Hedging Activities

        The Partnership used interest rate swaps to manage its interest-rate exposure on debt. Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively SFAS No. 133, as amended). These statements establish accounting and reporting standards for derivative instruments and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. Changes in the derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in fair value of derivative instruments that meet specific cash flow hedge accounting criteria are reported in other comprehensive income.

        Until November 21, 2003 the Partnership was a party to an interest rate swap agreement with a bank to reduce the potential impact of increases in interest rates on floating-rate long-term debt (see Note 7) that qualified for hedge accounting. The derivative hedged approximately $89,778,000 of long-term debt that matured in 2009. The partnership paid $6,377,313 to terminate the swap on November 21, 2003. Including the termination fee, net interest expense was impacted by ($9,778,943), ($3,794,759), and ($1,350,811) in 2003, 2002, and 2001 respectively, to reflect the effects of the cash flow hedge.

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

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 143

        Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The application of SFAS No. 143 had no impact on the Partnership's financial statements in 2003.

Statement of Financial Accounting Standards No. 145

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things, which is effective on January 1, 2003. The portion of the statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The application of SFAS No. 143 had no impact on the Partnership's financial statements in 2003.

Statement of Financial Accounting Standards No. 146

        Effective January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The application of SFAS No. 143 had no impact on the Partnership's financial statements in 2003.

Statement of Financial Accounting Standards No. 149

        In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on the Partnership's financial statements.

Statement of Financial Accounting Standards No. 150

        Effective July 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate. The adoption of this standard had no impact on the Partnership's financial statements.

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the FASB issued SFAS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The application of SFAS No. 143 had no impact on the Partnership's financial statements in 2003.

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation of variable interest entities by business enterprises that are the primary beneficiaries. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which the Partnership holds a variable interest that it acquired before February 1, 2003. This interpretation is effective on March 31, 2004. The Partnership does not expect the adoption of this standard will have a material impact on its financial statements.

3. Inventory

        Inventory consists of the following at December 31, 2003 and 2002:

	2003	2002
Fuel oil	—	$3,241,006
Natural gas	—	123,185
Spare parts	—	470,044

	$—	$3,834,235

4. Property, Plant and Equipment

      Property, plant and equipment consist of the following at December 31, 2003 and 2002:

	2003	2002
Power plant facilities	—	$196,717,472
Interconnection facility	—	3,250,000
Furniture and office equipment	—	813,423

	—	200,780,895
Less: Accumulated depreciation	—	(59,907,792)

Property, plant and equipment, net	$—	$140,873,103

5. Other Assets

Deferred Financing Costs

        Deferred financing costs consist of legal fees and closing costs incurred by the Partnership in obtaining its financing and were being amortized over the term of the Facility's financing arrangement of 15 years. The costs were fully amortized in 2003 since the debt was repaid in full. Amortization expense was $2,724,498 for 2003 and $424,598 for 2002 and 2001, and is included in depreciation and amortization expense in the accompanying statements of income. Accumulated amortization of these costs were $3,644,459 at December 31, 2002.

Debt Service Reserve

        The debt service reserve is an interest bearing account required by a bank under the terms of the financing agreement. The Partnership was required to maintain a debt service account consisting of six months of interest at an assumed rate of 7.28 percent per annum on the aggregate amount of the project commitments, and the next scheduled principal payment.

6. Accounts Payable

        Accounts payable consists of the following at December 31, 2003 and 2002:

	2003	2002
Accounts payable to affiliates:
Rapidan Energy Company	$55,990	$6,432
Edison Mission Operations and Maintenance, Inc. (EMOM)	926,055	886,091

	982,045	892,523
Accounts payable to others	340,922	702,059

	$1,322,967	$1,594,582

7. Long-Term Debt

      On October 15, 1993, the Partnership entered into a Reimbursement and Loan Agreement (the "Agreement") with a bank for a combination of loans and letters of credit aggregating $222,719,000. The Agreement provided for construction financing loans aggregating $213,609,000. On August 10, 1995, the construction financing loans were converted to a term loan. After conversion, the Partnership borrowed an additional $13,873,000, of which amount $8,090,452 was used to fund the debt service reserve. Principal repayments ranging from $2,246,310 to $8,821,872 were due semiannually through

June 1, 2009. On November 21, 2003 the debt was fully repaid and the commitment of the banks terminated. The Agreement had placed certain restrictions on capital distributions and further provided that the Partnership pay letter of credit, agency and commitment fees. At December 31, 2002, the Partnership had outstanding loans of $94,018,294. The Agreement had also provided for available letters of credit not to exceed $9,110,000, of which $7,260,000 were issued and outstanding as of December 31, 2002. In addition, substantially all of the assets of the Partnership had been pledged as collateral for the Agreement.

        Amounts outstanding under the Agreement had born interest at variable Eurodollar Rates or Base Rates, as defined in the Agreement, at the option of the Partnership, and were payable in varying installments. The Partnership had elected to pay Eurodollar interest rates specified as LIBOR, plus a margin of 1.25 percent, which was to escalate to 1.875 percent over the term of the loan. Interest paid under the Agreement for the years ended December 31, 2003, 2002 and 2001 was $2,373,985, $3,659,837 and $7,624,042, respectively.

        On October 1, 1993, the Partnership entered into an interest rate swap agreement (the "Swap") with a major financial institution to reduce the risk of interest rate changes on its debt. The Swap agreement involved exchanging the Partnership's floating Eurodollar market rate for a fixed 5.775 percent resulting in an effective rate of approximately 7.40 percent on the debt covered by the notional amount of the Swap. The Swap had an initial notional principal amount of $146,500,000 ($83,343,000 at November 20, 2003), which was to decrease over the term of the swap and expire on June 1, 2009. The notional amount of the Swap is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The Partnership made a payment of $6,377,313 on November 21, 2003 to terminate the Swap agreement

        The Partnership made swap payments, including the termination fee of $10,098,422 and $3,772,125 during 2003 and 2002, respectively. Amounts paid under the swap have been reflected in interest expense.

8. Related-Party Transactions

        Under the terms of the Operation and Maintenance Agreement, employees of Edison Mission Operation and Maintenance, Inc. ("EMOM"), a wholly owned subsidiary of EME, perform all necessary functions to operate and maintain the Facility prior to the sale. The Partnership paid for direct costs of these services, plus an increment to cover overhead and benefits. EMOM could also earn annual incentive compensation up to $200,000 based upon actual operating results compared to budgeted performance. Pursuant to this agreement, the Partnership incurred costs of $4,087,623, $2,348,631 and $2,540,784, which included $178,080, $200,000 and $200,000 of incentive compensation, during 2003, 2002 and 2001, respectively. The Agreement was mutually terminated on November 21, 2003.

        Under the terms of the Financial Services Agreement, Rapidan will perform certain required financial, accounting, tax, project management, legal, insurance and other services for the Partnership. Pursuant to this agreement, the Partnership incurred costs of $754,235, $1,018,215 and $259,707 during 2003, 2002 and 2001, respectively.

9. Commitments and Contingencies

Site Lease

        The Partnership exercised an option to lease the plant site from the town of Gordonsville in January 1993. The lease agreement provided for an initial term of 30 years from the commencement of commercial operations, with an option to renew the lease for an additional 10 years. Annual rental payments under the lease were $200,000 during the initial lease term, with annual increases for inflation.

        In accordance with the provisions of the site lease, the Partnership had arranged for a $10,000 letter of credit to provide assurance about plant maintenance during the term of the site lease. The Partnership had also provided the town of Gordonsville with a $300,000 letter of credit, which could be drawn upon the occurrence of certain events of default, as described in the site lease agreement. This default assurance letter of credit was arranged by an affiliate of Rapidan for the benefit of the Partnership.

        The site lease was assigned to the purchaser of the Facility on November 21, 2003. After the assignment, the Partnership no longer has any obligation under the lease agreement.

Power Purchase Agreements

        In October 1992, the Partnership entered into two Power Purchase Agreements for the sale to Virginia Electric and Power Company of the net electrical output and dependable capacity from each of the Facility's two Units. The agreements were effective for the 30-year period commencing June 1, 1994, with options for extension in 5-year periods. The pricing is based on a contractual formula that varies depending on capacity, electric output and other costs, as defined in the agreement. The Power Purchase Agreements were mutually terminated on November 21, 2003.

Fuel Supply Agreements

        In July 1993, the Partnership entered into an agreement to purchase the majority of the Facility's summer fuel gas requirements from an unrelated party at a price defined in the agreement. Unless extended by mutual consent or earlier terminated pursuant to the terms of the agreement, the agreement will remain in effect for a 15-year period, commencing with the commercial operation date, as defined in the agreement. On July 1, 1999 another unrelated party purchased the stock of this fuel supplier and became the new fuel supplier for the Partnership. The agreement was mutually terminated on November 21, 2003.

        In July 1993, the Partnership entered into an agreement to purchase winter fuel gas from an unrelated party on an as-available basis, at a price defined in the agreement. Unless extended by mutual agreement or earlier terminated pursuant to the terms of the agreement, the agreement was mutually terminated on November 21, 2003.

Report of Independent Auditors

To the Management Committee of
Brooklyn Navy Yard Cogeneration Partners, L.P.:

        In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity, and cash flows present fairly, in all material respects, the financial position of Brooklyn Navy Yard Cogeneration Partners, L.P. (a Delaware limited partnership) at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California March 10, 2004

BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P.
BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$12,316,030	$3,209,402
Accounts receivable, net of allowance for doubtful accounts of $467,000 as of December 31, 2003 and 2002, respectively	18,105,619	19,891,453
Inventory	6,917,785	8,212,848
Deposits	7,733,728	17,009,991
Prepaids and other	1,310,446	1,275,185

Total current assets	46,383,608	49,598,879

Construction in progress	—	4,299,997
Plant and equipment, net	407,206,128	417,131,544
Deferred costs, net	12,543,851	13,193,749
Restricted cash	2,192,604	364,056

Total assets	$468,326,191	$484,588,225

Liabilities and Partners' Equity
Current liabilities:
Current portion of long-term debt	$4,520,000	$2,780,000
Working capital facility	2,000,000	2,500,000
Interest and fees payable:
Long-term debt and other	6,116,979	6,168,548
Mission Energy New York, Inc.	45,029,830	32,137,832
Accounts payable	15,284,398	31,088,641
Accounts payable—affiliates	16,016,485	6,817,298
Accrued expenses and other	4,690,278	12,660,438

Total current liabilities	93,657,970	94,152,757

Long-term debt, net of current portion	393,880,000	398,400,000
Loans payable to Mission Energy New York, Inc.	90,461,186	90,461,186
Payable to Contractor	9,751,000	12,551,000
Other deferred liabilities	5,999,884	4,927,447

Total liabilities	593,750,040	600,492,390

Commitments and contingencies (Notes 11 and 14)
Partners' equity:
Mission Energy New York, Inc.	(49,832,903)	(55,073,061)
B-41 Associates, L.P.	(75,590,946)	(60,831,104)

Total partners' equity	(125,423,849)	(115,904,165)

Total liabilities and partners' equity	$468,326,191	$484,588,225

The accompanying notes are an integral part of these financial statements.

BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)

	2003	2002	2001
			(unaudited)
Revenues:
Energy revenue	$135,512,203	$103,847,813	$111,533,654
Steam revenue	52,184,240	31,666,098	47,971,766
Peaking gas revenue	7,078,048	4,704,829	6,857,573
Other revenue	7,308,039	11,736,327	7,732,910
Interest income	235,155	411,202	1,403,722

Total revenues	202,317,685	152,366,269	175,499,625

Expenses:
Operations and maintenance	166,056,140	117,019,913	139,494,100
General and administrative	12,379,919	9,933,368	12,369,142
Depreciation and amortization	14,745,625	13,922,517	14,313,087
Interest expense	38,655,685	37,172,341	36,663,602
Loss on sale of asset	—	2,894,982	—

Total expenses	231,837,369	180,943,121	202,839,931

Net loss	$29,519,684	$28,576,852	$27,340,306

The accompanying notes are an integral part of these financial statements.

BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
December 31, 2003, 2002 and 2001 (unaudited)

	Mission Energy New York, Inc.	B-41 Associates L.P.	Total
Balance, December 31, 2000 (unaudited)	$(27,114,482)	$(32,872,525)	$(59,987,007)
Net loss	(13,670,153)	(13,670,153)	(27,340,306)

Balance, December 31, 2001 (unaudited)	(40,784,635)	(46,542,678)	(87,327,313)
Contribution from Mission Energy New York, Inc.	32,551,000	—	32,551,000
Receivable from Mission Energy New York, Inc.	(32,551,000)	—	(32,551,000)
Net loss	(14,288,426)	(14,288,426)	(28,576,852)

Balance, December 31, 2002	(55,073,061)	(60,831,104)	(115,904,165)
Contribution from Mission Energy New York, Inc.	32,551,000	—	32,551,000
Receivable from Mission Energy New York, Inc.	(12,551,000)	—	(12,551,000)
Net loss	(14,759,842)	(14,759,842)	(29,519,684)

Balance, December 31, 2003	$(49,832,903)	$(75,590,946)	$(125,423,849)

The accompanying notes are an integral part of these financial statements.

BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)

	2003	2002	2001
			(unaudited)
Cash flows from operating activities:
Net loss	$(29,519,684)	$(28,576,852)	$(27,340,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of asset	—	2,894,982	—
Depreciation and amortization	14,745,625	13,922,517	14,313,087
Provision for doubtful accounts	—	—	467,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,785,834	(8,974,898)	13,286,271
Decrease (increase) in inventory	1,295,063	1,343,045	(3,418,839)
Decrease (increase) in deposits	9,276,263	(8,730,616)	(1,516,539)
Increase in prepaids and other	(35,261)	(260,856)	(144,056)
Increase in interest and fees payable	12,840,429	11,645,286	3,111,021
(Decrease) increase in accounts payable	(6,605,057)	25,634,379	(8,696,233)
(Decrease) increase in accrued expenses and other	(7,970,160)	6,977,981	1,314,868
Increase (decrease) in deferred liabilities	1,072,438	(1,888,955)	(580,041)
(Decrease) increase in other liabilities	(2,800,000)	12,551,000	—

Net cash (used in) provided by operating activities	(5,914,510)	26,537,013	(9,203,767)

Cash flows from investing activities:
Capital expenditures	129,686	(4,299,997)	(3,872,252)
Capital expenditures—Contractor	—	(32,551,000)	—
Proceeds from sale of assets	—	108,501	—
(Increase) decrease in restricted cash	(1,828,548)	2,181,907	8,860,961

Net cash (used in) provided by investing activities	(1,698,862)	(34,560,589)	4,988,709

Cash flows from financing activities:
Borrowings from working capital facility	2,000,000	—	5,000,000
Repayments to working capital facility	(2,500,000)	(2,500,000)	—
Contributions from partner	20,000,000	—	—
Repayment of long-term debt	(2,780,000)	(1,080,000)	(1,340,000)

Net cash provided by (used in) financing activities	16,720,000	(3,580,000)	3,660,000

Net increase (decrease) in cash and cash equivalents	9,106,628	(11,603,576)	(555,058)
Cash and cash equivalents, beginning of period	3,209,402	14,812,978	15,368,036

Cash and cash equivalents, end of period	$12,316,030	$3,209,402	$14,812,978

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$25,605,091	$25,526,683	$33,552,581

The accompanying notes are an integral part of these financial statements.

BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001 (unaudited)

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

        The Partnership was organized for the purpose of developing, leasing, acquiring, constructing, improving, equipping, owning, operating, installing and financing a natural gas-fired cogeneration facility (the "Facility") located in Brooklyn, New York. The Facility, which is powered by two natural gas and oil fired combustion turbine generators and two automatic extraction steam turbines, can produce a nominal output of 220 megawatts of electricity and up to one million pounds of steam per hour. The Partnership currently sells substantially all of the Facility's electric and steam generating capacity and output to a public utility for resale to its customers under an energy sales agreement, which expires on October 31, 2036.

        The Facility is currently a qualifying facility ("QF") under the Public Utility Regulatory Policies Act of 1978, as amended, and the regulations promulgated thereunder by the Federal Energy Regulatory Commission. The documents executed in connection with the December 1997 debt refinancing (see Note 10), require the Facility to maintain a QF, an exempt wholesale generator ("EWG") or another similar entity status that is exempt under Public Utilities Holdings Company Act ("PUHCA").

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

Deposits

        Deposits consist of revenues that are used to repay principal, interest and other costs due under the Collateral Agency and Intercreditor Agreement (see Note 10).

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

Maintenance

        Expenditures for minor maintenance, repairs, and minor renewals are charged to operations as incurred. Expenditures for additions, improvements and replacements are capitalized. Estimated costs for scheduled maintenance events are accrued for on a straight-line basis over the expected operating interval between each like event.

Income Taxes

        The Partnership is a limited partnership, and the income or loss of the Partnership for income tax purposes is included in the income tax returns of the individual partners. Accordingly, no recognition has been given to Federal or State income taxes in the accompanying financial statements.

Revenue Recognition

        Revenue is recognized as billable based on established prices as defined under Energy Sales Agreements which have terms of 40 years (see Note 11).

Derivative Instruments and Hedging Transactions

        Under SFAS No. 133, as amended, all derivatives instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivative qualifies as hedges of future cash flows or investments. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in equity until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. The Partnership reviewed the activities performed under its contracts and the respective terms and concluded that the contracts meet the Normal Purchase Normal Sale exemption defined in SFAS No. 133, which resulted in accrual accounting consistent with the pre-adoption of SFAS No. 133.

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

Statement of Financial Accounting Standards No. 145

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things, which is effective on January 1, 2003. The portion of the statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The adoption of this standard had no impact on the Partnership's financial statements.

Statement of Financial Accounting Standards No. 146

        Effective January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard had no impact on the Partnership's financial statements.

Statement of Financial Accounting Standards No. 149.

        In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on the Partnership's financial statements.

Statement of Financial Accounting Standards No. 150.

        Effective July 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate. The adoption of this standard had no impact on the Partnership's financial statements.

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the FASB issued SFAS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on the Partnership's financial statements

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation of variable interest entities by business enterprises that are the primary beneficiaries. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which the Partnership holds a variable interest that it acquired before February 1, 2003. This interpretation is effective on March 31, 2004. The Partnership does not expect the adoption of this standard will have a material impact on its financial statements.

3. Accounts Receivable

        Accounts receivable at December 31, 2003 and 2002 consists of the following:

	2003	2002
Mission Energy New York, Inc.	$1,211,302	$431,055
Accounts receivable from others	17,361,317	19,927,398

Total accounts receivable	18,572,619	20,358,453
Allowance for doubtful accounts	(467,000)	(467,000)

	$18,105,619	$19,891,453

4. Inventory

      Inventory at December 31, 2003 and 2002 consists of the following:

	2003	2002
Fuel oil	$1,483,063	$2,434,040
Natural gas	1,994,915	2,610,104
Spare parts	3,439,807	3,168,704

	$6,917,785	$8,212,848

5. Plant and Equipment

      Plant and equipment at December 31, 2003 and 2002 consists of the following assets:

	2003	2002
Plant	$497,544,748	$493,416,895
Equipment	1,000,224	957,763
Accumulated depreciation	(91,338,844)	(77,243,114)

Plant and equipment, net	$407,206,128	$417,131,544

6. Restricted Cash

      Restricted cash consists of long-term funds used for the payment of maintenance expense, funds to maintain the letter of credit deficit due to currency translation and other miscellaneous deposits. Restricted cash as of December 31, 2003 and 2002 are as follows:

	2003	2002
Maintenance fund	$782,830	$271,509
Cash collateral escrow fund	1,318,382	—
Other deposits	91,392	92,547

Total restricted cash	$2,192,604	$364,056

7. Deferred Costs

      Deferred costs as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Deferred financing costs	$14,142,589	$14,142,589
Accumulated amortization	(3,524,502)	(3,031,809)

Net deferred financing costs	10,618,087	11,110,780

Deferred fuel costs	3,000,000	3,000,000
Accumulated amortization	(1,074,236)	(917,031)

Net deferred fuel costs	1,925,764	2,082,969

Total deferred costs	$12,543,851	$13,193,749

        Deferred financing costs consist of legal fees and closing costs incurred by the Partnership in obtaining its financing (see Note 10). These costs are being amortized using the effective interest method over the life of the related debt.

        Deferred fuel costs include a $3 million advance payment required under a long-term fuel supply agreement (see Note 11). These costs are being amortized over the term of the fuel supply agreement, beginning March 1, 1997.

8. Disclosures About Fair Value of Financial Instruments

        The balance sheet items cash and cash equivalents, accounts receivable, accounts payable and interest and fees payable are financial instruments, which due to their short maturity or their highly liquid nature, have fair market values which approximate their carrying values. The carrying amount of the loans payable to partner approximates fair value due to the variable interest rate feature. The fair value of the long-term debt at December 31, 2003 and 2002 was approximately $389,125,000 and $379,080,000, respectively (see Note 10).

9. Loans Payable to Partner

        During the period from inception through December 31, 1997, the Partnership entered into various construction loans (the "Partner loans") with MENY. The interest rate on the Partner loans is variable based on the prime rate plus 6 percent (10.00 percent at December 31, 2003), compounded daily. MENY may, at its discretion, reduce the rate of interest charged for the Partner loans. Through the years ended December 31, 2003 and 2002, MENY has charged and the Partnership has expensed interest at 10 percent. Principal and interest on the loan are payable with proceeds from long-term credit facilities or from revenues of the Partnership over five years commencing April 1, 1997. Any unpaid interest or principal after March 31, 2002 shall be payable in full from the first available cash flow after giving effect to other priority payments as defined in the Partnership Agreement. The remaining loan payable as of December 31, 2003 and 2002 was $90,461,186, and is subordinate to the long-term debt discussed in Note 10. For the years ended December 31, 2003, 2002 and 2001, the Partnership recorded interest expense related to the Partner loans of $12,891,998, $11,665,320 and $11,135,879, respectively.

10. Long-Term Debt

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

        Simultaneously with the issuance of the Tax-Exempt Bonds, the Partnership issued $100 million principal amount of 7.42 percent Senior Secured Bonds due October 1, 2020 (the "Taxable Bonds"), together with the Tax-Exempt Bonds (collectively, the "1997 Bonds"). The principal of the Taxable Bonds is payable in semi-annual installments commencing April 1, 1998 and is secured by the Shared Collateral, as defined below, on a parity basis with the Tax-Exempt Bonds. The bond agreement contains certain restrictive covenants, which includes restrictions on capital distributions among other restrictions.

        The Partnership entered into a Collateral Agency and Intercreditor Agreement, dated December 1, 1997, which required the establishment of certain funds pursuant to the terms of the Intercreditor Agreement. Such funds are pledged as security for repayment of the 1997 Bonds. The payment of principal and interest on the 1997 Bonds is also secured by a lien on and security interest in substantially all of the Partnership's (i) personal property owned or leased, (ii) project contracts (other than unassigned project contract interests, which include the Site Lease discussed in Note 11 and the Partnership Agreement), (iii) revenues of the Partnership, (iv) permits and governmental approvals, and (v) so long as any of the Tax-Exempt Bonds are outstanding, all of the Agency's right, title and interest in and to the Amended Lease Agreement, except for the right to receive rental payments thereunder, and the Company Lease (collectively, the "Shared Collateral").

        Pursuant to the Reimbursement Agreement, date December 1, 1997, with the Partnership, certain financial institutions have provided letters of credit for the account of the Partnership in connection with the Facility. These letters of credit secure the Partnership's obligations under various project contracts (see Note 11) and its debt service requirements. The Partnership had nine letters of credit outstanding totaling $68,834,914 and $71,520,662 as of December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Partnership had $5 million and $10 million available under a working capital facility. Amounts drawn under the working capital facility were $2 million and $2.5 million at December 31, 2003 and 2002, respectively. Amounts outstanding under the working capital facility bear interest at LIBOR (1.69 percent and 1.42 percent at December 31, 2003 and 2002, respectively) plus a margin 3.75 percent and 0.6 percent at December 31, 2003 and 2002, respectively. The current $5 million working capital facility matures on December 17, 2005.

        At December 31, 2003, the future maturities of the debt are as follows:

Year Ending December 31,
2004	$6,520,000
2005	3,690,000
2006	4,950,000
2007	5,930,000
2008	4,930,000
Thereafter	374,380,000

400,400,000

11. Commitments and Contingencies

Site Lease

        On June 3, 1994, the Partnership entered into a lease agreement, as amended, whereby the Partnership leases the real estate where the Facility is located through December 31, 2040. Under the terms of the lease agreement, the Partnership makes monthly rental payments in the amount of $20,612, which escalate annually beginning on January 1, 1997. For the year ended December 31, 2003, 2002 and 2001, the partnership incurred $1,209,369, $1,131,599 and $1,076,847, respectively, in rent expense. The total future lease payments due are as follows:

Year Ending December 31,
2004	$561,938
2005	603,606
2006	598,658
2007	627,912
2008	658,080
Thereafter	43,817,665

$46,867,859

Energy Sales Agreements

        Under the terms of an Energy Sales Agreement, dated October 31, 1996, a public utility agreed to purchase electric and steam energy, up to a maximum of 286 megawatts of the electric energy and one million pounds per hour of steam energy, generated by the Facility for a period of 40 years commencing on November 1, 1996 through October 31, 2036. The Partnership is paid for electric energy based upon the prices defined in the Energy Sales Agreement, the quantity of kilowatts delivered and the electric energy escalation factor, adjusted monthly by a weighted calculation of the GDPIPD and the average closing price of the New York Mercantile Exchange for Henry Hub ("NYMEX") gas deliveries. The public utility also pays the Partnership for firm electrical capacity based upon contracted amounts per kilowatt, as determined in the Energy Sales Agreement, adjusted annually by a GDPIPD for the previous calendar year.

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

Fuel Supply and Transportation Agreements

        Effective March 21, 1995, the Partnership entered into a gas purchase agreement, as amended, with a company whereby the Partnership has agreed to purchase approximately 55 percent of the Facility's daily fuel gas requirements commencing on April 1, 1996 through March 31, 2016, at prices defined in the agreement adjusted monthly based upon the average closing prices of the NYMEX and the quantity delivered. The agreement included an advance payment of $3 million that is being amortized on a straight-line basis over the initial term of the agreement commencing on March 1, 1997.

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

12. Related Party Transactions

        MENY and B-41 have been or will be reimbursed for development, design, construction and other costs incurred on behalf of the Partnership. For the years ended December 31, 2003, 2002 and 2001, reimbursements paid or payable to MENY totaled $1,906,681, $2,075,321 and $1,094,102, respectively and to B-41 totaled $78,510, $246,463 and $141,727, respectively.

        Under the terms of the Partnership Agreement, the Partnership is charged a royalty fee and a general partner management fee by MENY and B-41 equal to 4 percent of gross revenue in 2003 and 2002, respectively, as defined in the Partnership Agreement. Royalty and general partner management fees for the years ended December 31, 2003, 2002 and 2001 totaled $8,083,301, $6,111,703 and $8,704,667, respectively. The fees were not paid in 2003 and 2002 and are included in the accounts payable to affiliates.

13. York Bankruptcy

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

        A default occurred on the $150 million 12% Senior Secured Bonds due October 30, 2007 issued by York Power Funding (Cayman) Limited (the "Portfolio Bonds") when a scheduled interest and principal payment was not made in full on October 30, 2001. The Portfolio Bonds were guaranteed by York Research Corporation ("York") and certain of its subsidiaries and were secured by, among other things, York's operational power-generating projects.

        After settlement discussions with holders of the Portfolio Bonds, on June 7, 2002, York filed for a voluntary Chapter 11 bankruptcy. On October 31, 2002, the bankruptcy court entered an order approving York's First Amended Plan of Reorganization, as modified, and on November 14, 2002, the Plan became effective. Pursuant to the Plan, York's existing stock was cancelled; the holders of the Portfolio Bonds became the sole stockholders of York.

14. Litigation

        In February 1997, the construction contractor of the Brooklyn Navy Yard cogeneration plant facilities asserted general monetary claims under the turnkey agreement against the Partnership, for damages in the amount of $137 million. The Partnership asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, EME agreed to indemnify the Partnership and its partners from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to Partnership's lenders. During December 2002, the parties reached a settlement of all outstanding claims. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed.

        At December 31, 2002, the Partnership recorded the present value of the settlement, which was approximately $32 million, and recorded a corresponding increase to property, plant and equipment as part of the cost to complete construction of the cogeneration facilities. The Partnership imputes interest on the present value of the settlement during the period January 2003 through January 2007. The imputed interest is reflected as interest expense and as an increase in the liability due to the contractor. EME has indemnified the Partnership for payments due under the settlement agreement. In January 2003 and 2004, the Partnership received $20 million and $4 million, respectively from EME under the terms of the indemnity. The funds received from EME were used to pay the contractor and reduce the corresponding liability.

        On March 14, 2002 the Partnership received notice from the New York State Department of Taxation and Finance of a proposed tax audit adjustment to the Partnership which if upheld would cause the partnership to owe $7,300,000 in tax and interest in connection with unpaid gas importation taxes. The tax audit adjustment relates to natural gas purchased by the Facility during the period December 1, 1996 through November 30, 1999. The $7,300,000 in tax and interest is based on the audit adjustment plus an estimate of tax and interest through the December 2004 sunset date of the tax. The Partnership's management believes the Partnership is exempt from the gas importation tax requirement. On May 28, 2002 the assessment was finalized and issued. On August 16, 2002, a petition was filed with the New York State Division of Tax Appeals. A hearing was held on May 22 and 23, 2003 before an Administrative Law Judge (ALJ) regarding Brooklyn Navy Yard's appeal. The decision of the ALJ is pending. The Partnership is unable to predict the outcome of this matter. Accordingly the Partnership has not recorded any expense in connection with the disputed gas importation tax.

Independent Auditor's Report

No.: L.03 - 1694 - 04/US.

The Shareholders,
Board of Commissioners and Board of Directors
PT Paiton Energy:

        We have audited the accompanying balance sheets of PT Paiton Energy as of 31 December 2003 and 2002, and the related statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended 31 December 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PT Paiton Energy as of 31 December 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended 31 December 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2j to the financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective 1 January 2001.

Siddharta Siddharta & Widjaja
Registered Public Accountants
License No. KEP-232/KM.6/2002

Drs. Istata T. Siddharta
 Public Accountant License No. 98.1.0192

Jakarta, 23 January 2004.

PT PAITON ENERGY
BALANCE SHEETS
31 December 2003 and 2002
(In thousands of U.S. Dollars, except per share amounts)

	Note	2003	2002
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	2b,3	64,217	233,711
RESTRICTED CASH	9	27,358	—
ACCOUNTS RECEIVABLE		78,768	83,204
FUEL INVENTORY AND SUPPLIES	2d,5	22,882	24,566
PREPAYMENTS AND OTHER		13,028	10,280

TOTAL CURRENT ASSETS		206,253	351,761
PLANT AND EQUIPMENT, net	2e,6	1,870,750	1,921,248

OTHER ASSETS
DEFERRED TAX ASSETS, net	2n,13	—	4,203
RESTRICTED CASH	9	133,002	—
LONG-TERM RECEIVABLE	2m,4	450,470	453,270
DEFERRED CHARGES, net	2g,7	242,341	248,890
DEFERRED FINANCING COSTS, net	2h	13,407	84,228
PREPAYMENTS AND OTHER		2,917	3,617

TOTAL OTHER ASSETS		842,137	794,208

TOTAL ASSETS		2,919,140	3,067,217

See Notes to the Financial Statements, which form an integral part of these financial statements.

PT PAITON ENERGY
BALANCE SHEETS (Continued)
31 December 2003 and 2002
(In thousands of U.S. Dollars, except per share amounts)

	Note	2003	2002
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE TO RELATED PARTIES		111,296	180,243
TAXES PAYABLE		6,368	2,891
ACCRUED FINANCE COSTS		68,286	26,253
OTHER LIABILITIES		19,438	62,614
CURRENT MATURITIES OF LONG-TERM LOANS	2i,9,15	140,851	140,851

TOTAL CURRENT LIABILITIES		346,239	412,852

NON-CURRENT LIABILITIES
DEFERRED TAX LIABILITY, net	2n,13	42,705	—
LONG-TERM LOANS	2i,9,15	2,061,117	2,228,488
ACCRUED FINANCE COSTS		—	28,239
OTHER LIABILITIES		—	7,143
DERIVATIVE FINANCIAL INSTRUMENTS	2j,10	72,915	98,296

TOTAL NON-CURRENT LIABILITIES		2,176,737	2,362,166

COMMITMENTS AND CONTINGENCIES	14	—	—

SHAREHOLDERS' EQUITY
SHARE CAPITAL—par value of USD 10,000 per share	12
Authorized capital—30,600 shares
Issued and paid-up—30,600 shares in 2003 and 25,000 shares in 2002		306,000	250,000
Paid in advance		—	56,000

		306,000	306,000
SHARE PREMIUM		7,000	7,000
ACCUMULATED OTHER COMPREHENSIVE LOSS		(51,041)	(68,807)
RETAINED EARNINGS		134,205	48,006

TOTAL SHAREHOLDERS' EQUITY		396,164	292,199

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		2,919,140	3,067,217

See Notes to the Financial Statements, which form an integral part of these financial statements.

PT PAITON ENERGY
STATEMENTS OF INCOME
Years Ended 31 December 2003, 2002 and 2001
(In thousands of U.S. Dollars, except per share amounts)

	Note	2003	2002	2001
REVENUES:	2c
Net dependable capacity		371,353	359,757	224,924
Net electrical output		113,665	91,416	43,003

		485,018	451,173	267,927

OPERATING EXPENSES:
Fuel		(99,162)	(79,338)	(42,350)
Plant operations		(39,124)	(27,173)	(13,574)
Depreciation and amortization		(58,340)	(83,115)	(80,981)
General, administrative and other		(17,186)	(59,936)	(31,095)

		(213,812)	(249,562)	(168,000)

OPERATING INCOME		271,206	201,611	99,927

OTHER INCOME (EXPENSES):
Interest income		47,437	47,938	3,012
Gain (loss) on foreign currency exchange		645	(2,158)	134
Interest expense and other financing costs		(193,857)	(154,607)	(193,611)
Other income		61	40	89

		(145,714)	(108,787)	(190,376)

INCOME (LOSS) BEFORE TAX		125,492	92,824	(90,449)
INCOME TAX (EXPENSE) BENEFIT	2n,13	(39,293)	(28,573)	25,849

NET INCOME (LOSS)		86,199	64,251	(64,600)

Weighted-average shares of common stock outstanding		27,624	25,000	25,000
Basic earnings (loss) per share		3,120	2,570	(2,584)

See Notes to the Financial Statements, which form an integral part of these financial statements.

PT PAITON ENERGY
STATEMENTS OF COMPREHENSIVE INCOME
Years Ended 31 December 2003, 2002 and 2001
(In thousands of U.S. Dollars, except per share amounts)

	2003	2002	2001
Net income (loss)	86,199	64,251	(64,600)

Other comprehensive income (loss), net of tax:
Cumulative effect of change in accounting for derivative financial instruments, net of tax benefit of USD 20,058	—	—	(46,802)
Unrealized loss on derivative financial instruments, net of tax benefit of USD 1,340, USD 15,421, and USD 9,767 for 2003, 2002 and 2001, respectively	(3,126)	(35,982)	(22,791)
Reclassification adjustment for losses included in net income (loss), net of tax of USD 8,954 USD 9,244, and USD 6,513 for 2003, 2002 and 2001, respectively	20,892	21,570	15,198

Other comprehensive income (loss)	17,766	(14,412)	(54,395)

COMPREHENSIVE INCOME (LOSS)	103,965	49,839	(118,995)

See Notes to the Financial Statements, which form an integral part of these financial statements.

PT PAITON ENERGY
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended 31 December 2003, 2002 and 2001
(In thousands of U.S. Dollars, except per share amounts)

	Share capital	Share premium	Accumulated other comprehensive loss	Retained earnings (deficit)	Total shareholders' equity
Balance at 31 December 2000	306,000	7,000	—	48,355	361,355
Net loss for the year	—	—	—	(64,600)	(64,600)
Other comprehensive loss	—	—	(54,395)	—	(54,395)

Balance at 31 December 2001	306,000	7,000	(54,395)	(16,245)	242,360
Net income for the year	—	—	—	64,251	64,251
Other comprehensive loss	—	—	(14,412)	—	(14,412)

Balance at 31 December 2002	306,000	7,000	(68,807)	48,006	292,199
Net income for the year	—	—	—	86,199	86,199
Other comprehensive income	—	—	17,766	—	17,766

Balance at 31 December 2003	306,000	7,000	(51,041)	134,205	396,164

See Notes to the Financial Statements, which form an integral part of these financial statements.

PT PAITON ENERGY
STATEMENTS OF CASH FLOWS
Years Ended 31 December 2003, 2002 and 2001
(In thousands of U.S. Dollars, except per share amounts)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	86,199	64,251	(64,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,339	83,115	80,981
(Gain) loss on retirement or disposal of plant and equipment	(26)	3,553	—
Provision for deferred income taxes	39,293	28,573	(25,849)
Changes in assets and liabilities:
Accounts receivable	7,236	(53,940)	(8,622)
Fuel inventory and supplies	1,684	(16,123)	(434)
Prepayments and other	(2,048)	(618)	6,127
Taxes payable and other liabilities	(46,842)	32,705	16,645
Accounts payable to related parties	(68,947)	7,071	14,920
Accrued finance costs	45,457	(910)	6,963

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,345	147,677	26,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to restricted bank accounts	(160,360)	—	—
Acquisition of fixed assets	(3,837)	(2,046)	(2,813)
Proceeds from sale of fixed assets	2,571	50	—

NET CASH USED IN INVESTING ACTIVITIES	(161,626)	(1,996)	(2,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	—	—	46,980
Repayment of long-term loans	(126,989)	(20,000)	—
Proceeds from subordinated loans	15,882	—	—
Repayment of subordinated loans	(8,790)	—	—
Payment of financing costs	(8,316)	—	—
Proceeds from financing costs refunded	—	—	1,858

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(128,213)	(20,000)	48,838

Net (decrease) increase in cash and cash equivalents	(169,494)	125,681	72,156
Cash and cash equivalents at beginning of year	233,711	108,030	35,874

Cash and cash equivalents at end of year	64,217	233,711	108,030

Supplemental cash flow disclosures:
Cash paid for interest	135,963	155,517	186,965
Cash paid for income taxes	4,025	—	—
Conversion of advances provided by related parties to long-term loans	—	—	216,022
Conversion of accounts payable to related parties to long-term loans	—	2,974	—

See Notes to the Financial Statements, which form an integral part of these financial statements.

PT PAITON ENERGY
NOTES TO THE FINANCIAL STATEMENTS
Years Ended 31 December 2003, 2002 and 2001
(In thousands of U.S. Dollars, except per share amounts)

1. General

        a.     PT Paiton Energy (the "Company") is an Indonesian domiciled company located at Menara Batavia 8th floor, Jalan K.H. Mas Mansyur Kav. 126, Jakarta, which was established within the framework of Foreign Capital Investment Laws No. 1, 1967 and No. 11, 1970 by deed of notary public Sutjipto SH dated 11 February 1994, No. 64 with amendment effected by deed of the same notary public dated 11 January 1995, No. 56. These deeds were approved by the Minister of Justice under No. C2-1-682.HT.01.01.Th.95 on 6 February 1995. The Articles of Association were most recently amended by deed of the same notary public dated 20 November 1998, No. 50; this amendment changed the name of the Company and increased authorized capital. This deed was approved by the Minister of Justice under No. C-2340.HT.01.04.Th.99 on 30 February 1999, and published in Supplement No. 4853 to State Gazette No. 64 of 10 August 1999.

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

        The significant accounting policies, applied in the preparation of the financial statements for the years ended 31 December 2003, 2002 and 2001, were as follows:

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

        c.     Revenue recognition

        Revenues in 2003 were recognized upon the availability of net dependable capacity and the delivery of net electrical output to PT PLN (Persero) ("PLN"), the Indonesian Government-owned electric utility company, and recorded on the basis of prices determined under certain formulae set forth in the PPA, as amended. See Note 14a. PLN is obligated to pay for net dependable capacity based upon plant availability. PLN is obligated to pay for net electrical output as it is delivered.

        Revenues for the year ended 31 December 2001 represent the amounts billed to PLN under the Phases I, II and III Interim Agreements, and for the year ended 31 December 2002 under the Binding Term Sheet for energy delivered in 2001 and 2002, respectively, plus the recoverable value of arrearages relating to capacity charges and fixed operating costs under the PPA which therefore had not been paid by PLN.

        d.     Fuel inventory

        Fuel inventory is valued at the lower of cost or net realizable value. Cost is determined based on the weighted-average method.

        e.     Plant and equipment

        Plant and equipment are recorded at cost, including interest on funds borrowed to finance construction of the Project. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

	2003	2002 and 2001
Plant assets and facilities	38 years	30 years
Furniture and equipment	4 years	4 years

        Effective 1 January 2003, the Company changed its accounting estimates relating to depreciation. The estimated useful lives for plant assets and facilities were extended by eight years. The change was made as a result of the amendment of the PPA, the term for which was extended to 31 December 2040. The extension of the term of the PPA, as amended, results in the Company being able to utilize the plant for an additional eight years. The Company believes that the plant assets and facilities economic useful lives are greater than 38 years from 1 January 2003, based on the existing plant design. As a result of the change, 2003 depreciation expense decreased by USD 21,788.

        Certain of the Company's plant assets and facilities require major maintenance on a periodic basis. These costs are expensed as incurred.

        f.      Accounting for the impairment of long-lived assets

        Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides a single accounting model for long-lived assets held for use to be disposed of. The standard also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted the standard on 1 January 2002. The adoption of the standard did not affect the Company's financial statements.

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

        g.     Deferred charges

        Costs incurred for the design, construction and installation of the Special Facilities in accordance with the terms of the PPA are deferred and amortized on a straight-line basis over 38 years in 2003 and 30 years in 2002 and 2001.

        Effective 1 January 2003, the Company changed its accounting estimates relating to amortization of the Special Facilities. The estimated useful lives for the Special Facilities were extended by eight years. The change was made as a result of the amendment of the PPA, the term for which was extended to 31 December 2040. The extension of the term of the PPA, as amended, results in the Company being able to utilize the Special Facilities for an additional eight years. As a result of the change, 2003 amortization expense decreased by USD 2,845.

        h.     Deferred financing costs

        Costs incurred to obtain financing are deferred and are amortized as an adjustment to interest expense on a basis which approximates the effective interest rate method over the terms of the relating financing agreements. Periodic commitment fees incurred subsequent to obtaining financing are recorded as interest expense.

        i.      Debt restructuring

        In 2003, the Company restructured its senior debt facilities involving only the modification of terms. The restructured debt has been accounted for in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." See Note 15.

        j.      Derivatives

        The Company enters into interest rate swap agreements in its management of interest cost exposures. The interest rate swaps, which hedge interest rates on certain indebtedness involve the exchange of floating rate for fixed rate interest payment obligations over the life of the agreements without the exchange of the underlying notional amounts. The Company is exposed to loss if one or more of the counter-parties defaults. Consequently, the Company's exposure to credit loss is significantly less than the contracted amount.

        On 1 January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS Nos. 133, as amended requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

        k.     Comprehensive income

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

        l.      Foreign currency translation

        The books and records of the Company are maintained in United States Dollars as permitted under the license granted by the Ministry of Finance of the Republic of Indonesia through letter No. KEP-194/PJ.42/1994 dated 29 September 1994. Transactions in Indonesian Rupiah and in currencies other than United States Dollars are translated at the rate of exchange prevailing at the date of the transaction. Monetary assets and monetary liabilities outstanding in Indonesian Rupiah and in currencies other than United States Dollars at balance sheet date are translated into United States Dollars at rates prevailing as of that date. Realized and unrealized gains and losses arising from exchange rate fluctuations are reflected in the statement of income.

        m.    Long-term receivable

        The Company applies Accounting Principles Board (APB) Opinion No. 21, "Interest on Receivables and Payables," to account for its receivable for the restructuring settlement payments from PLN. The Company has reflected the present value of the restructuring settlement payments. Amortization of the discount is reported as interest income in the statement of income.

        n.     Income tax expense

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

        o.     Use of estimates

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

        p.     New accounting standards

        Effective 1 January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company did not have goodwill or intangible assets at any time during 2002 and 2003, and accordingly the adoption of the standard did not have an effect on the Company's financial statements.

        Effective 1 January 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective on 1 January 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon-settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this standard had no impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after 15 May 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after 15. May 2002. The adoption of this standard had no effect on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that liabilities for costs associated with exit or disposal activities initiated after 31 December 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The Company adopted this standard effective 1 January 2003. The adoption of this standard had no effect on the Company's financial statements.

        In December 2002, FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. The Company does not have stock-based compensation and therefore the adoption of the standard had no effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS

No. 149 are applied prospectively for contracts entered into or modified after 30 June 2003 and for hedging relationships designated after 30 June 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before 15 June 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after 31 May 2003; otherwise, it is effective at the beginning of the first interim period beginning after 15 June 2003. The adoption of this standard had no impact on the Company's financial statements.

        In December 2003, SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued. SFAS No.132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No.132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after 15 December 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after 31 December 2002. The adoption of this standard had no impact on the Company's financial statements.

        In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities ("VIEs")," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after 31 December 2003. For variable interests in VIEs created before 1 January 2004, the Interpretation will be applied beginning on 1 January 2005. For any VIEs that must be consolidated under FIN 46R that were created before 1. January 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not believe that this new standard will have a material effect on the Company's financial statements.

3. Cash and Cash Equivalents

	2003	2002
Cash on hand	4	3
Cash in banks	51,172	231,758
Call deposits	13,041	1,950

	64,217	233,711

4. Long-Term Receivable

      As discussed in Note 14a, the Company and PLN entered into the amendments to the PPA, which among other matters provides for restructuring settlement payments for the settlement of arrearages of amounts billed by the Company to PLN. The Company has reflected the present value of the restructuring settlement payments, based on a discount rate of 10%, as a long-term receivable totaling USD 450,470 and USD 453,270 at 31 December 2003 and 2002, respectively. The Company billed restructuring settlement payments aggregating USD 48,000 in both 2003 and 2002. Interest income recognized on this long-term receivable totaled USD 45,200 and USD 45,466 in 2003 and 2002, respectively.

	2003	2002
Total restructuring settlement payments	1,344,000	1,392,000
Less: unamortized discount	(893,530)	(938,730)

Long-term receivable less unamortized discount	450,470	453,270

5. Fuel Inventory and Supplies

	2003	2002
Coal inventory	15,106	19,528
Fuel oil inventory	111	68
Supplies	7,665	4,970

	22,882	24,566

6. Plant and Equipment

        a.     Plant and equipment are comprised of the following:

	2003
	Beginning balance	Additions	Retirements & disposals	Ending balance
At cost:
Plant assets and facilities	2,168,798	2,334	(2,874)	2,168,258
Furniture and equipment	7,603	1,503	(155)	8,951

	2,176,401	3,837	(3,029)	2,177,209

Accumulated depreciation:
Plant assets and facilities	(249,835)	(50,530)	330	(300,035)
Furniture and equipment	(5,318)	(1,260)	154	(6,424)

	(255,153)	(51,790)	484	(306,459)

Net book value	1,921,248	(47,953)	(2,545)	1,870,750

	2002
	Beginning Balance	Additions	Retirements & disposals	Ending balance
At cost:
Plant assets and facilities	2,171,605	796	(3,603)	2,168,798
Furniture and equipment	6,513	1,222	(132)	7,603

	2,178,118	2,018	(3,735)	2,176,401

Accumulated depreciation:
Plant assets and facilities	(177,321)	(72,514)	—	(249,835)
Furniture and equipment	(4,243)	(1,207)	132	(5,318)

	(181,564)	(73,721)	132	(255,153)

Net book value	1,996,554	(71,703)	(3,603)	1,921,248

        b.     Depreciation charged to operating expenses amounted to USD 51,790, USD 73,721, and USD 71,588 in 2003, 2002 and 2001, respectively.

        c.     Effective 1 January 2003, the Company changed its accounting estimates relating to depreciation of plant assets and facilities. See Note 2e.

        d.     Substantially all of the Company's assets have been pledged as collateral for the repayment of long-term loans. See Note 9.

7. Deferred Charges

	2003	2002
Special facilities costs deferred	281,814	281,814
Less accumulated amortization	(39,473)	(32,924)

Net deferred charges	242,341	248,890

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

        Effective 1 January 2003, the Company changed its accounting estimates relating to amortization of the Special Facilities. See Note 2g. Amortization charged to operating expenses amounted to USD 6,549, USD 9,394, and USD 9,393 in 2003, 2002 and 2001, respectively.

8. Related Party Transactions

        a.     Advanced costs

        Certain costs were incurred by related parties on behalf of, and charged to the Company. These costs aggregated approximately USD 4,246, USD 3,813, and USD 2,454 in 2003, 2002 and 2001, respectively.

        b.     Certain other transactions with related parties are also discussed in Note 9 and Note 14.

9. Long-Term Loans

        Long-term loans were comprised as follows:

	2003	2002
Senior Debt Facilities
USEXIM Facility	—	507,882
USEXIM Facility—tranche A	339,265	—
USEXIM Facility—tranche B	101,907	—
JBIC Facility—tranche A	496,300	506,398
JBIC Facility—tranche B	253,308	337,603
OPIC Facility	—	197,480
OPIC Facility—tranche A	49,717	—
OPIC Facility—tranche B	134,403	—

	1,374,900	1,549,363

Senior Debt Funding Loan	180,000	180,000

Subordinated Loans
Edison Mission Energy Asia Pte., Ltd.	176,004	176,004
Paiton Power Financing B.V.	143,018	143,018
Capital Indonesia Power I C.V.	54,978	54,978

	374,000	374,000

Series B Subordinated Loans
Edison Mission Energy Asia Pte., Ltd.	128,506	137,296
Paiton Power Financing B.V.	104,421	92,949
Capital Indonesia Power I C.V.	40,141	35,731

	273,068	265,976

Total	2,201,968	2,369,339
Current maturities of long-term loans	(140,851)	(140,851)

Non-current portion	2,061,117	2,228,488

Senior Debt Facilities

        On 14 February 2003, the Company entered into a certain second amended and restated common agreement (the "Common Agreement"), with the following lenders: The Export-Import Bank of the United States ("USEXIM"), Japan Bank for International Cooperation ("JBIC"), as successors in interest to The Export-Import Bank of Japan ("JEXIM"), and Overseas Private Investment Corporation ("OPIC"), Wells Fargo Bank Minnesota, N.A. (as the Commercial Bank Tranche A Facility Agent), ING Capital LLC (as the USEXIM Construction Facility Agent), JP Morgan Chase Bank (as the Trustee), Wells Fargo Bank Minnesota, N.A. (as the Indenture Trustee), Mizuho Corporate Bank, Ltd. (as the Collateral Agent) and JP Morgan Chase Bank (as Intercreditor Agent).

        The principal effect of the Common Agreement is to establish certain uniform terms which are applicable to all senior debt facilities provided such as funding, payments and prepayments, conditions precedent, representations and warranties, affirmative and negative covenants, and events of default. Separate financing agreements for the senior debt facilities have been entered into with each of the lenders who were to provide an aggregate of USD 1,820,000. The senior debt facilities are comprised of variable-rate-based loans and fixed-rate-based loans. The Company has entered into interest rate swap agreements on a portion of its debt to reduce the impact of changes in interest rates on its floating rate long-term debt. See Note 10.

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

        Interest on loans is due on a quarterly basis, in arrears, and payments coincide with the scheduled principal payments dates. Repayment of the loan principal was originally due over a period of twelve years commencing from 1999. None of the scheduled repayments of principal totaling approximately USD 453,761 as of 31 December 2002 were made during 1999, 2000 and 2001, and only USD 20,000 was repaid in 2002. See the following paragraph concerning the waivers of events of default.

        In response to PLN's failure to pay invoices submitted to it under the PPA (see Note 14a), on 15 October 1999, the Company entered into an Interim Arrangement Agreement (the "Interim Arrangement"), as amended as of 30 December 2002 with the senior lenders. Under this agreement, the parties agreed to enter into certain waivers pursuant to the Financing Agreements, and amendments to the Common Agreement, in order to establish an interim arrangement under the Financing Agreements. These waivers included events of default that may exist solely as a result of the failure of the Company to repay principal amounts on the scheduled dates therefore which occur during the term of the Interim Arrangement. Interest and fees continued to be paid on a timely basis. This Interim Arrangement terminated on 13 February 2003, when the Company and all the lenders reached an agreement on restructuring the terms of the senior debt facilities. See Note 15.

        In addition, pursuant to the terms of Section 8.3 of the Common Agreement, the lenders waived all defaults, Events of Default and Potential Events of Default existing under the Financing Documents as of February 13, 2003. No interest was incurred in 2003, 2002 or 2001.

        As discussed in Note 15, on 14 February 2003, the Company and its lenders executed the Second Amended and Restated Common Agreement. The terms and conditions of the Company's senior debt facilities pursuant to the provisions of the Second Amended and Restated Common Agreement can be summarized as follows:

        a.     USEXIM

	USEXIM A	USEXIM B
Principal Outstanding	USD 380,911	USD 126,971
Period	15 February 2003 - 15 November 2013	15 February 2003 - 15 November 2011
Interest	Fixed rate 7.5% p.a.	Fixed rate 7.5% p.a.

        b.     JBIC

	JBIC A	JBIC B
Principal Outstanding	USD 506,398	USD 337,603
Period	15 February 2003 - 15 November 2013	15 February 2003 - 15 November 2011
Interest	LIBOR plus margin	LIBOR plus margin

        c.     OPIC

	OPIC A	OPIC B
Principal Outstanding	USD 52,799	USD 144,681
Period	15 February 2003 - 15 November 2013	15 February 2003 - 15 November 2013
Interest	Fixed rate 7.5% p.a.	Three-month Treasury Bill-based OPIC-guaranteed paper plus margin

        Pursuant to the debt restructuring, the Company is required to allocate funds into restricted bank accounts for which use is restricted. The accounts are restricted as to use for taxes, plant maintenance, debt service and settlement of fuel supply and EPC liabilities (the "Restructuring Settlements Account"). The balances of these respective accounts as of 31 December 2003 were as follows:

Tax Payment Account	494
Debt Service Account	26,112
Restructuring Settlements Account	752

Current	27,358

Major Maintenance Reserve Account	6,045
Debt Service Reserve Account	126,957

Non-current	133,002

Total	160,360

Senior Debt Funding Loan

        On 28 March 1996, Paiton Energy Funding B.V., a Netherlands corporation (the "Issuer") issued USD 180,000 of senior secured bonds (the "Bonds") to certain institutional investors. The net proceeds from the sale of the bonds were used by the Issuer to acquire certain senior indebtedness which consisted of loans made to the Company by various commercial banks and financial institutions under the Commercial Banks Facility—Tranche A in place as of 31 March 1996. Upon closing of the offering for the Bonds, such senior indebtedness was replaced by the Senior Debt Funding Loan and the payment terms and the interest rate which applied to such indebtedness were amended to contain terms which are identical to the Bonds. The Bonds bear interest at 9.34% per annum with interest payable on a quarterly basis commencing in May 1996. Principal payments on the Bonds commence in 2008, and the Bonds mature in 2014.

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

Subordinated Loans

        On 31 March 1995, the Company entered into a subordinated loan agreement with Edison Mission Energy Asia Pte., Ltd., Paiton Power Financing B.V., and Capital Indonesia Power I C.V. (the "Subordinated Lenders"). Each of the Subordinated Lenders is affiliated with shareholders of the Company. Under this agreement, the Subordinated Lenders or their affiliates are obligated to make subordinated loans to the Company in a maximum aggregate amount of USD 487,438. The subordinated loans bear no interest prior to the last day of the availability period (such day has been established as 15 October 1999). After the availability period, interest on the outstanding principal amount is determined at 15% per annum. The repayment of any outstanding principal will not commence until 27 years after the completion of the Project. The Company incurred interest of USD 47,609 for the period from 1 April to 31 December 2003. The Subordinated Lenders cancelled the Company's interest obligation for the three-month period ended 31 March 2003 and for the years ended 31 December 2002 and 2001 on or before the commencement of each of the respective periods.

Series B Subordinated Loans

        In 2001, the Company entered into the 1999 Series B Subordinated Loan Agreement with the Subordinated Lenders. Under this agreement, the Subordinated Lenders shall make loans to the Company in a maximum aggregate amount of USD 300,000. The 1999 Series B Subordinated Loans bear no interest until such time as the Company and Subordinated Lenders agree otherwise in writing. The repayment of any outstanding principal will not commence until 27 years after the completion of the Project. No interest was incurred in 2003, 2002, or 2001.

        The subordinated loans referred to in the two preceding paragraphs are subordinated to the senior debt facilities provided under the Common Agreement and the Senior Debt Funding Loan.

        The following table presents the approximate annual maturities of long-term debt for the five years after 31 December 2003:

2004	140,851
2005	140,851
2006	140,851
2007	140,851
2008	153,001
Thereafter	1,519,175

2,235,580

10. Derivative Financial Instruments

      The Company has entered into interest rate swap agreements on a portion of its debt to reduce the impact of changes in interest rates on its floating rate long-term debt. Under the agreements, the Company will receive or pay interest on the differential of notional amounts based on the London Interbank Offering Rate ("LIBOR") and the same notional amounts based on a weighted average fixed interest rate of 7.3% from July 1995 until August 1999, and 9% from August 1999 through August 2011. At 31 December 2003, LIBOR was 1.2% per annum. Payments are made at the end of calculation periods (scheduled three-month periods) which commence primarily in 1995 and 1999 and end in 1999 and 2011. The notional amounts vary over the calculation periods; however, they were intended to correspond with anticipated borrowing levels over the period of the long-term financing. All interest rate swap agreements continue to be fully effective after the restructuring of debt discussed in Note 15.

        In accordance with SFAS No. 133, as amended, the Company recorded a liability for the loss on these interest rate swap agreements of USD 72,915 and USD 98,296, before income taxes, as of 31 December 2003 and 2002, respectively. This amount has been reflected in other comprehensive loss as the Company has designated these agreements as cash flow hedges. The estimated unrealized losses of USD 72,915 at 31 December 2003 include approximately USD 25,675 that is expected to be reclassified into earnings in 2004.

        Under the agreements, the aggregate notional amount was at its highest level (approximately USD 1,100,000) in 1999. At 31 December 2003, the total notional amount subject to the swap agreements totaled approximately USD 361,666, bearing fixed interest at a weighted average rate of approximately 9%.

        By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with creditworthy counterparties whose credit quality are reviewed regularly.

        Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

        The following table represents the derivatives in place as of 31 December 2003:

	Notional amount	Maturity date	Pay swap rate	Fair market value at 31 December 2003
Interest rate swap	116,250	15/08/2011	8.965%	(23,304)
Interest rate swap	116,250	15/08/2011	9.035%	(23,608)
Interest rate swap	64,583	15/08/2011	8.980%	(12,985)
Interest rate swap	64,583	15/08/2011	8.995%	(13,018)

	361,666			(72,915)

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

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable to related parties—the carrying amounts approximate fair value because of the short duration of these instruments.

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

        Interest rate swap contracts—the fair value of interest rate swaps (used for hedging purposes) is the estimated amount the Company would receive (or pay) to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

	2003		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	64,217	64,217	233,711	233,711
Restricted cash	160,360	160,360	—	—
Accounts receivable	78,768	78,768	83,204	83,204
Long-term receivable	450,470	450,470	453,270	453,270
Financial liabilities:
Accounts payable to related parties	(111,296)	(111,296)	(180,243)	(180,243)
Long-term loans	(2,201,968)	(2,190,768)	(2,369,339)	(2,238,788)
Interest rate swap contracts	(72,915)	(72,915)	(98,296)	(98,296)

12. Share Capital

      The Company's authorized share capital as of 31 December 2003 and 2002 amounts to USD 306,000 (30,600 shares at par value of USD 10,000 per share), of which USD 306,000 (30,600 shares) and USD 250,000 (25,000 shares) at 31 December 2003 and 2002, respectively, have been issued to and paid-up by the following shareholders:

	31 December 2003
Shareholders	Number of shares	Par value	%
MEC Indonesia, B.V.	12,240	122,400	40.00
Paiton Power Investment Co. Ltd.	9,945	99,450	32.50
Capital Indonesia Power I C.V.	3,825	38,250	12.50
PT Batu Hitam Perkasa	4,590	45,900	15.00

	30,600	306,000	100.00

	31 December 2002
	Issued and paid-up share capital
Shareholders	Number of shares	Par value	Paid in advance for shares to be issued
MEC Indonesia, B.V.	10,000	100,000	22,400
Paiton Power Investment Co. Ltd.	8,125	81,250	18,200
Capital Indonesia Power I C.V.	3,125	31,250	7,000
PT Batu Hitam Perkasa	3,750	37,500	8,400

	25,000	250,000	56,000

        A circular resolution of the shareholders of the Company dated 10 April 2003 approved the increase of issued and paid-up share capital of the Company from USD 250,000 to USD 306,000. The circular resolution was effected by deed of notary public Popie Savitri Martosuhardjo Pharmanto SH, dated 23 May 2003, No. 78.

        A circular resolution of the shareholders of the Company dated 4 June 2003 approved the transfer of 3,060 shares owned by PT Batu Hitam Perkasa to MEC Indonesia, B.V. (1,440 shares), Paiton Power Investment Co. Ltd. (1,170 shares) and Capital Indonesia Power I C.V. (450 shares). The circular resolution was effected by deed of notary public Popie Savitri Martosuhardjo Pharmanto SH, dated 4 July 2003, No. 12. The deed was approved by the Capital Investment Coordination Board under No. 29/III/PMA2004 on 14 January 2004 and the contemplated transfers were effected on 21 January 2004. The composition of shareholders at 31 December 2003 presented above does not reflect these transfers of shares, as the effective date of the transfer occurred subsequent to year end.

13. Income Tax

        Income tax (expense) benefit attributable to income (loss) from operations consists of:

	2003	2002	2001
Current	—	—	—
Deferred	(39,293)	(28,573)	25,849

	(39,293)	(28,573)	25,849

        The Company's income tax (expense) benefit differed from the amount computed by applying the Indonesian tax rate of 30% to income (loss) before tax as follows:

	2003	2002	2001
Indonesian income tax (expense) benefit at statutory rate	(37,648)	(27,847)	27,135
Items not deductible for tax purposes	(1,645)	(726)	(1,286)

	(39,293)	(28,573)	25,849

        The items that give rise to significant portions of the deferred tax assets and deferred tax liability at 31 December 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Derivative financial instruments	21,874	29,489
Accrued liabilities	2,143	12,929
Deferred financing costs	4,934	1,667
Net operating loss carryforwards	6,118	18,536

Net deferred tax assets	35,069	62,621

Deferred tax liability:
Fixed assets and deferred charges, principally due to differences in depreciation and capitalized interest	(77,774)	(58,418)

Deferred tax (liability) assets, net	(42,705)	4,203

        At 31 December 2003, the Company had tax loss carryforwards totaling approximately USD 20,393 which will all expire in 2006. Realization of the Company's deferred tax assets is dependent upon its profitable operations. Although realization is not assured, the Company believes that it is more likely than not that these deferred tax assets will be realized through the offset of future taxable income. The amount of deferred tax assets considered realizable, however, could be reduced if actual future taxable income is lower than estimated.

        Under the Indonesian tax laws, the Company submits its tax returns on the basis of self-assessment. The taxation authorities may assess or amend taxes within ten years after the date the tax became payable. The Company is, and may in the future be, under examination by the Indonesian tax authority with respect to positions taken in connection with the filing of tax returns. Matters raised upon audit may involve substantial amounts, which, if resolved unfavorably, an event not currently anticipated, could possibly be material. However, in the Company's opinion, it is remote that the resolution of any such matters will have a material adverse effect upon the Company's financial condition or results of operations.

14. Commitments and Contingencies

        a.     Power Purchase Agreement

        On 12 February 1994, the Power Purchase Agreement (as amended as of 28 June 2002, the "PPA"), was entered into by the Company and PLN. Under the PPA, as amended, the Company is responsible for arranging the design, engineering, supply and construction of the Project as well as the operation and maintenance of the power generating units and associated common and shared facilities.

        The Company has constructed and owns and operates the plant facilities at a site provided by PLN which is located at Paiton, East Java. The Company is obligated to pay PLN Rp 160,000,000 (approximately USD 19 as of 31 December 2003) annually for the right to use the site.

        Upon commercial operation of the Project, the Company is obligated to make available to PLN the net electrical output of the Project's plant facilities, which output will be purchased by PLN at amounts determined under certain formulae set forth in the PPA. The amounts to be paid by PLN for the purchase of net dependable capacity, net electrical output, emergency output and other items provided for within the PPA, may be adjusted to ensure that the Company has the same net, after tax economic return should a triggering event occur. Triggering events include but are not limited to the adoption, enactment, or application of, or any change in the interpretation or application of any legal requirements of any governmental instrumentality of the Republic of Indonesia which has or will result in material cost or savings to the Company of producing electricity.

        The term of the PPA, commenced on 12 February 1994 and will expire on 31 December 2040, unless terminated earlier in accordance with the terms of the PPA, as amended.

        Under the PPA, the electricity unit price to be paid for net dependable capacity and net electrical output consists of two parts, the capacity payment (which includes Component A for capital cost recovery, and Component B for fixed operation and maintenance cost recovery) and the energy payment (which includes Component C for fuel and Component D for variable operation and maintenance cost recovery). In addition to the two-part electricity unit price, supplemental payments shall be payable in the case of emergency output, start-up fuel costs attributable to PLN actions and net electrical output prior to commission date.

        The electricity unit price is comprised of foreign currency and non-foreign currency portions which essentially represent U.S. Dollars and Rupiah, respectively. The majority of revenues earned based on the unit price are denominated in U.S. Dollars.

        In May 1999, the Company notified PLN that the first 615 MW unit of the Project had achieved commercial operation under terms of the PPA, as amended, and, in July 1999, that the second 615 MW unit of the Project had similarly achieved such commercial operation. Because of the economic downturn, PLN was experiencing low electricity demand and PLN had, through February 2000, been dispatching the Paiton plant to zero. Pending completion of discussions to amend and restructure the original PPA (prior to its amendment), PLN and the Company entered into various interim agreements, under which fixed and energy payments were agreed.

        On 28 June 2002, the Company and PLN entered into the Amendment to Power Purchase Agreement ("PPAA"). Under the PPAA, both parties agreed to amend certain provisions of the original PPA and to set out certain other matters in connection with such amendments. On 23 December 2002, the Company and PLN signed the Certificate of Effectiveness for the PPAA, thus, effecting the amendments to the original PPA. Previously, the Company and PLN entered into a Binding Term Sheet, dated as of 14 December 2001 and effective as of 1 January 2002, to set forth the commercial terms of agreement on the principal amendments to the original PPA, including among other things changing the term of the Original PPA, and providing for Restructuring Settlement Payments ("RSP") for the settlement of arrearages.

        Under the PPA, as amended, the Company is to be paid for capacity and energy charges, as well as a monthly RSP covering arrears owed by PLN as well as settlement of other claims. The monthly RSP is USD 4,000 and is payable over a period of 30 years commencing on 1 January 2002. See Note 4.

        b.     EPC Contract

        The Company entered into a turnkey engineering, procurement and construction contract (the "EPC Contract") dated 10 February 1995 with a consortium of companies (the "Contractor") which include Mitsui & Co., Ltd., a company which has an affiliation with one of the Company's shareholders. Under the EPC Contract, the Contractor is obligated to provide to the Company design, engineering, procurement, construction, start-up testing and commissioning services for the Project's plant and special facilities. The total price to be paid to the Contractor was approximately USD 1,800,000. Services under the EPC contract commenced in 1995 and were substantially completed in 1999.

        The Company was in arbitration proceedings with the Contractor carrying out construction work at the Company's project site arising out of a slope failure at the site. Initial awards were rendered establishing that the Contractor was not responsible for the slope failure and are, therefore, entitled to certain costs incurred in connection with the slope failure. The Contractor applied to the Arbitral Tribunal for a Partial Final Award and on 7 December 1999, the Tribunal issued a Provisional Award totaling USD 15,000, which was paid (less 2% withholding tax) by the Company to the Contractor in December 1999. On 5 January 2001, Contractor and the Company's respective counsel jointly advised the Arbitral Tribunal of the parties' fully executed Global Settlement Agreement, and requested that the arbitration be terminated and dismissed. The Arbitral Administrator acknowledged the dismissal of the arbitration.

        On 14 March 2000, the Company and Contractor entered into a Global Settlement Agreement (the "GSA", as amended on 18 December 2000). Under the GSA, the Company committed to pay the Contractor the sum of USD 135,000 as a Final Costs Claim Payment ("FCCP").

        The FCCP shall be the full and final compensation for all of the Contractor's cost claims, known and unknown, arising out of or related to its performance of work on project, including but not limited to, all extra work claims, all requests for change orders, payment of the retention, payment of all unpaid payment milestones, claims arising out of inadequate access to the PLN grid, claims arising out of the failure and subsequent remediation of the south slope, all claims arising out of the Company's alleged improper set-off of amount payable to the Contractor, and all the interest claims related thereto. Interest accrues on the unpaid portion of the FCCP until the FCCP is paid in full. Under the GSA, the Company must pay all amounts owing under the GSA prior to payments of the subordinated debt or dividends. In 2003, the Company paid the Contractor USD 78,429 comprising partial payments of FCCP of USD 53,228 and interest of USD 25,201. The accompanying financial statements include amounts due to the Contractor aggregating USD 102,850 and USD 177,164 as of 31 December 2003 and 2002, respectively.

        c.     Operations and Maintenance Agreement

        The Company is a party to an operations and maintenance agreement (the "O&M Agreement") with PT Edison Mission Operation and Maintenance Indonesia (the "Operator"), which is affiliated with one of the Company's shareholders. The obligations of the Company and the Operator under the O&M Agreement became effective in April 1995 and continue for a term that is coterminous with the PPA. The obligations of the Operator under the O&M Agreement are guaranteed by Edison Mission Operation and Maintenance Incorporated (also affiliated with one of the shareholders of the Company). Under the terms of the O&M Agreement, the Operator is obligated to provide the operation, maintenance and repair services necessary for the production and delivery of electrical energy by the plant. Commencing from Operational Acceptance of the Plant, the Company shall to pay to or receive from the Operator an incentive fee or a performance shortfall amount to the excess or shortage of Actual Availability Factor ("AFa") over Projected Availability Factor ("AFpm") under the PPA for the relevant contract year.

        On 22 April 2003, the Company and EMOMI entered into the Amendment to O&M Agreement. Under the Amendment, the Company agreed to modify the incentive fee and to effect certain modifications to the agreement.

        As compensation for the services, the Operator is paid an annual base fee of USD 3,250 payable in equal monthly installments. The base fee shall be subject to periodic adjustments based on the US Consumer Price Index. The Company was billed base fees of USD 3,649, USD 3,595, and USD 3,502 by the Operator in 2003, 2002 and 2001, respectively. The Company was billed incentive fees totalling USD 10,527 and USD 1,533 in 2003 and 2002, respectively. No incentive fees were incurred nor were performance shortfall amounts received in 2001.

        d.     Fuel Supply

        The Company entered into a fuel supply agreement (the "Fuel Supply Agreement") with PT.Batu Hitam Perkasa ("BHP"), one of the shareholders of the Company. Under this agreement, BHP was obligated to deliver coal to the plant in accordance with the approved coal supply plan. The Fuel Supply Agreement was for a term which commenced in April 1995 and which was scheduled to terminate on the thirtieth anniversary of the commercial operation date of the plant. From and after the commercial operation date, the Company was obligated to purchase a minimum of 700,000 tons of coal per quarter.

        BHP made a claim of approximately Rp 48 billion (USD 5,400) for coal delivered to the Company. BHP claimed that it was entitled to an upward adjustment in the price of coal delivered to reflect foreign exchange rate fluctuations since January 1998. The Company disputed the entire claim, while having paid one half of the pending claim under protest. An arbitration proceeding initiated by the Company under the Fuel Supply Agreement was commenced in 1999.

        On 15 September 1999, a Fuel Chain Temporary Suspension Agreement, as amended on 21 December 1999, was entered by and among the Company, BHP, PT Adaro Indonesia ("Adaro"), PT

Indonesia Bulk Terminal ("IBT"), Louis Dreyfus Amarteurs, S.N.C. ("LDA"), (the "Parties"). Under the agreement, the Parties agreed to suspend their respective rights and obligations under each of the Contracts (Fuel Supply Agreement between the Company and BHP, Coal Purchase Agreement between BHP and Adaro, Coal Terminal Service Agreement between BHP and IBT, Contract of Affreightment between BHP and LDA) until March 2002. In July 2002, BHP informed the Tribunal that it wished to proceed with the stayed arbitration and further to assert additional claims against the Company totaling approximately USD 250,000. On 19 December 2002, the Company and BHP entered into a Settlement Agreement. Under the agreement, the Company and BHP agreed to settle for an aggregate settlement of USD 16,225. In December 2002, the Company and BHP jointly notified the Tribunal of the Settlement Agreement and requested that BHP's supplemental counterclaims be dismissed with prejudice. The Company paid BHP USD 10,250 on 30 December 2002 and the remaining USD 5,975 in 2003.

        On 12 February 2003, the Company and IBT entered into the IBT Settlement Agreement. Under this agreement, the Coal Terminal Service Agreement entered into by BHP and IBT in 1995 has been terminated. Under the IBT Settlement Agreement, the Company is obligated to make a termination payment aggregating USD 28,572. The Company paid IBT USD 15,957 on 31 October 2003 and USD 5,472 on 31 December 2003. The accompanying financial statements include amounts due to IBT of USD 7,143 and USD 28,572 as of 31 December 2003 and 2002, respectively.

        The Company and LDA entered into the LDA Settlement Agreement dated 4 December 2001, as amended as of 31 January 2002. Under the agreement, the Company shall pay to LDA an aggregate principal amount of USD 13,000 as the Termination Payment. Interest is payable on the aggregate unpaid principal amount of termination payment at LIBOR plus 1.5% per annum beginning on 31 January 2003. In 2003, the Company paid the full amount of the termination payment and the related interest.

        On 20 December 2002, the Company entered into Primary Supply Contracts (the "Contracts") with PT Adaro Indonesia and PT Kideco Jaya Agung (the "fuel suppliers"). Under the Contracts, the fuel suppliers agree to supply coal to the Company up to a maximum specified annual quantity through 2006. The base price of coal will be equal to its fuel component. There is no commitment on the part of the Company with regard to minimum coal take in any year. The Contracts are valid until 31 December 2006 and can be extended for up to two additional consecutive terms of five years.

        e.     PLN Labor Union Litigation

        PLN's Labor Union initiated a lawsuit in 2001 against the Company, PLN, the Minister of Mines & Energy and a former PLN President Director. The suit seeks the termination of the PPA, damages equal to USD 590,000, as well as USD 2,500,000 of immaterial damages (damages the amount of which cannot now be stated) and other relief. On 17 April 2002, the Court rendered a decision in favor of the Company and the other defendants dismissing all claims. On 23 April 2002, the PLN Labor Union registered its appeal against the decision of the District Court to the High Court. All the appeals are pending at the High Court, however, no steps have been undertaken by the PLN Labor Union to pursue its appeal.

        The Company's counsel has advised the Company that PLN's Labor Union has no standing under existing law to assert any such claim against the Company and there are numerous legal and factual defects in the plaintiff's claim for relief. The Company will vigorously defend this meritless action if the appeal proceeds. Management believes that, based upon applicable law in place in Indonesia at this time, the suit is clearly without merit and, upon the proper application of applicable legal precepts by the court, this suit will be resolved in the Company's favor.

15. Debt Restructuring

        As discussed in Note 9, the Company had violated certain covenants on its loans and the Company was in default under the terms of financing agreements with Senior Lenders, and the Common Agreement. On 14 February 2003, the Company completed its debt restructuring negotiations with its lenders. In connection with the successful completion of these negotiations, the Company executed the Common Agreement between the Company and its lenders. The Company has accounted for the debt restructuring as a troubled debt restructuring in accordance with SFAS No. 15, on the basis that the Company was experiencing financial difficulty through PLN's failure to pay according to the original terms of the PPA, and the Senior Lenders granted a concession to the Company. This concession is in the form of the effective borrowing rate on the restructured debt being less than the effective rate on the debt immediately prior to restructuring. Further, under the Common Agreement and the related Facility Credit Agreements, the original maturities of each of the senior debt facilities were lengthened. The carrying amount of the senior debt facilities at the time of restructuring amounted to approximately USD 1,501,889. The Company did not recognize a gain on the debt restructuring as the total payments of principal and interest over the remaining term of the debt exceeded the carrying amount of the senior debt facilities.

        In accordance with the provisions of SFAS No. 15, the deferred financing costs of USD 75,225 and accrued finance costs of USD 27,751 relating to levelizing of interest rates under the terms of the Common Agreement at the time of the restructuring were adjusted to the outstanding loan balances for purposes of financial statement presentation. The effective interest rates applicable to each of the facilities are the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the payable. Certain debt restructuring costs qualified for deferral totalling USD 8,316. All other costs were expensed in the period incurred.

16. Concentrations of Risk

        The Company's operations are currently principally conducted in Indonesia, and it is accordingly subject to special considerations and significant risks not typically associated with companies incorporated in the United States of America and Western European countries.

        The Company's results may be adversely affected by changes in the political and social conditions in Indonesia and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

        Many Asia Pacific countries, including Indonesia, are experiencing economic difficulties including liquidity problems, volatility in prices, and significant slowdowns in business activity. The economic crisis has also involved declining prices in shares listed on Indonesian stock exchanges, tightening of available credit, stoppage or postponement of certain construction projects.

        The Company's operations have been affected and may continue to be affected, for the foreseeable future, by the political and economic turmoil. It is uncertain how future political and economic developments in Indonesia will affect the Company's operations. As a result, there are uncertainties that may affect future operations of the Company.

        The economic crisis in Indonesia during 1998 necessitated a restructuring of the PPA with PLN, the Company's sole customer. PLN's inability pay to the Company a portion of the amounts due under the PPA resulted in the Company not being able to make repayments of the senior debt in accordance with the original debt amortization schedules which was an event of default under the senior debt agreements. This resulted in a significant uncertainty with respect to the Company's ability to continue as a going concern as at 31 December 2001.

        In December 2002, the PPA was amended as discussed in Note 14a. PLN has paid all invoices and all Restructuring Settlement Payments for 2003 and 2002, on time, as required and in accordance with the billing procedures agreed in the amended PPA.

        As discussed in Notes 9 and 15, the senior debt was restructured in February 2003. In connection with the restructuring of the senior debt, the amortization schedule for repayment of the Company's loans was extended to take into account the effect upon the Company of the lower cash flow resulting from the restructured electricity tariff set forth in the PPA as amended. The Company believes that it will have sufficient cash flows to meet its obligations for repayment of debt, interest and other liabilities as and when they come due in 2004.

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

17. Liquidity

        The Company's management has undertaken a detailed analysis of the cash flows of the Company for the twelve months ended 31 December 2004. Based on the forecast for the next twelve months, management has determined that sufficient liquidity exists to fund the operations of the business during that period. In preparing the forecast, management has reviewed historic cash requirements of the Company as well as key factors which may impact the operations of the Company during the next twelve-month period, and are of the opinion that the assumptions and sensitivities which are included in the cash flow forecast are reasonable. However, as with all assumptions in regard to future events, these are subject to inherent limitations and uncertainties and some or all of these assumptions may not be realized.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION ENERGY HOLDING COMPANY (Registrant)
By:	/s/ KEVIN M. SMITH

Kevin M. Smith Senior Vice President and Chief Financial Officer
Date:	March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Chief Executive Officer and President	March 12, 2004
Controller or Principal Accounting Officer:
/s/ MARK C. CLARKE Mark C. Clarke	Controller	March 12, 2004
Majority of Board of Directors:
/s/ JOHN E. BRYSON John E. Bryson	Director, Chairman of the Board	March 12, 2004
/s/ BRYANT C. DANNER Bryant C. Danner	Director	March 12, 2004
/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	March 12, 2004

SCHEDULE I

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT(1)
Condensed Balance Sheets
(In thousands)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$149,677	$87,210
Affiliate receivables	3,927	2,027
Other current assets	47	50

Total current assets	153,651	89,287
Investments in subsidiaries	1,897,235	1,685,776
Investment in discontinued operations	5,541	7,249
Other long-term assets	27,455	184,898

Total Assets	$2,083,882	$1,967,210

Liabilities and Shareholder's Equity
Accounts payable and accrued liabilities	$59,827	$60,463
Affiliate payables	5	746
Liabilities under price risk management and energy trading	4,761	957

Total current liabilities	64,593	62,166
Long-term obligations	1,166,078	1,161,764
Long-term liabilities under price risk management and energy trading	—	6,735
Deferred taxes and other	3,794	377

Total Liabilities	1,234,465	1,231,042
Common Shareholder's Equity	849,417	736,168

Total Liabilities and Shareholder's Equity	$2,083,882	$1,967,210

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

  SCHEDULE I

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT(1)
Condensed Statements of Income (Loss)
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Operating expenses	$(1,678)	$(465)	$(137)

Operating loss	(1,678)	(465)	(137)
Equity in income from continuing operations of subsidiaries	18,628	82,813	98,389
Equity in income (loss) from discontinued operations of subsidiaries	1,008	(57,329)	(1,219,253)
Interest expense and other	(157,732)	(151,830)	(77,177)

Loss before income taxes	(139,774)	(126,811)	(1,198,178)
Benefit for income taxes	(61,115)	(58,570)	(28,526)

Net loss	$(78,659)	$(68,241)	$(1,169,652)

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

SCHEDULE I

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT(1)
Condensed Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net cash provided by operating activities	$47,764	$93,012	$5,278
Net cash provided by financing activities	—	600	299,195
Net cash provided by (used in) investing activities	14,703	(7,344)	(303,531)

Net increase in cash and cash equivalents	62,467	86,268	942
Cash and cash equivalents at beginning of period	87,210	942	—

Cash and cash equivalents at end of period	$149,677	$87,210	$942

Other Cash Flow Data:
Cash dividends received from subsidiaries	$—	$—	$32,500

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

  SCHEDULE II

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2003
Allowance for doubtful accounts(1)	$13,113	$1,125	$1,174	$8,942	$6,470
Year Ended December 31, 2002
Allowance for doubtful accounts(1)	$14,603	$1,554	$338	$3,382	$13,113
Year Ended December 31, 2001
Allowance for doubtful accounts(1)	$1,126	$14,603	—	$1,126	$14,603

(1)
Excludes allowance for doubtful accounts of discontinued operations of $2.4 million and $1.4 million at December 31, 2002 and 2001, respectively. There was no allowance for doubtful accounts of discontinued operations at December 31, 2003.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES REPORT OF INDEPENDENT AUDITORS
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
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT ACCOUNTANT FEES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Report of Independent Auditors
CALIFORNIA POWER GROUP COMBINED BALANCE SHEETS December 31, 2003 and 2002 (Amounts in thousands)
CALIFORNIA POWER GROUP COMBINED STATEMENTS OF COMPREHENSIVE INCOME Years Ended December 31, 2003, 2002 and 2001 (Amounts in thousands)
CALIFORNIA POWER GROUP COMBINED STATEMENTS OF CASH FLOWS Years Ended December 31, 2003, 2002 and 2001 (Amounts in thousands)
CALIFORNIA POWER GROUP COMBINED STATEMENTS OF CHANGES IN EQUITY December 31, 2003, 2002 and 2001 (Amounts in thousands)
CALIFORNIA POWER GROUP NOTES TO COMBINED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001
Report of Independent Auditors
WATSON COGENERATION COMPANY BALANCE SHEETS
WATSON COGENERATION COMPANY STATEMENTS OF INCOME
WATSON COGENERATION COMPANY STATEMENTS OF PARTNERS' CAPITAL
WATSON COGENERATION COMPANY STATEMENTS OF CASH FLOWS
WATSON COGENERATION COMPANY NOTES TO FINANCIAL STATEMENTS December 31, 2003
Report of Independent Auditors
FOUR STAR OIL & GAS COMPANY CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002
FOUR STAR OIL & GAS COMPANY CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2003, 2002 and 2001
FOUR STAR OIL & GAS COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2003, 2002 and 2001
FOUR STAR OIL & GAS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2003, 2002 and 2001
FOUR STAR OIL & GAS COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002
Report of Independent Auditors
MIDWAY-SUNSET COGENERATION COMPANY BALANCE SHEETS December 31, 2003 and 2002
MIDWAY-SUNSET COGENERATION COMPANY STATEMENTS OF INCOME For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)
MIDWAY-SUNSET COGENERATION COMPANY STATEMENTS OF CHANGES IN PARTNERS' EQUITY December 31, 2003, 2002 and 2001 (unaudited)
MIDWAY-SUNSET COGENERATION COMPANY STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)
MIDWAY-SUNSET COGENERATION COMPANY NOTES TO FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001 (unaudited)
Report of Independent Auditors
MARCH POINT COGENERATION COMPANY BALANCE SHEETS December 31, 2003 and 2002
MARCH POINT COGENERATION COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)
MARCH POINT COGENERATION COMPANY STATEMENTS OF PARTNERS' EQUITY For the Years Ended December 31, 2003, 2002, and 2001 (unaudited)
MARCH POINT COGENERATION COMPANY STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)
MARCH POINT COGENERATION COMPANY NOTES TO FINANCIAL STATEMENTS December 31, 2003 and 2002
Report of Independent Auditors
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2003, 2002 and 2001
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Years Ended December 31, 2003, 2002 and 2001
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2003, 2002 and 2001
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2003, 2002 and 2001
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001 (unaudited)
Report of Independent Auditors
GORDONSVILLE ENERGY, L.P. BALANCE SHEETS December 31, 2003 and 2002
GORDONSVILLE ENERGY, L.P. STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)
GORDONSVILLE ENERGY, L.P. STATEMENTS OF CHANGES IN PARTNERS' EQUITY December 31, 2003, 2002 and 2001 (unaudited)
GORDONSVILLE ENERGY, L.P. STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)
GORDONSVILLE ENERGY, L.P. NOTES TO FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001 (unaudited)
BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P. BALANCE SHEETS December 31, 2003 and 2002
BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P. STATEMENTS OF OPERATIONS For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)
BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P. STATEMENTS OF CHANGES IN PARTNERS' EQUITY December 31, 2003, 2002 and 2001 (unaudited)
BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P. STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2003, 2002 and 2001 (unaudited)
BROOKLYN NAVY YARD COGENERATION PARTNERS, L.P. NOTES TO FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001 (unaudited)
PT PAITON ENERGY BALANCE SHEETS 31 December 2003 and 2002 (In thousands of U.S. Dollars, except per share amounts)
PT PAITON ENERGY BALANCE SHEETS (Continued) 31 December 2003 and 2002 (In thousands of U.S. Dollars, except per share amounts)
PT PAITON ENERGY STATEMENTS OF INCOME Years Ended 31 December 2003, 2002 and 2001 (In thousands of U.S. Dollars, except per share amounts)
PT PAITON ENERGY STATEMENTS OF COMPREHENSIVE INCOME Years Ended 31 December 2003, 2002 and 2001 (In thousands of U.S. Dollars, except per share amounts)
PT PAITON ENERGY STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Years Ended 31 December 2003, 2002 and 2001 (In thousands of U.S. Dollars, except per share amounts)
PT PAITON ENERGY STATEMENTS OF CASH FLOWS Years Ended 31 December 2003, 2002 and 2001 (In thousands of U.S. Dollars, except per share amounts)
PT PAITON ENERGY NOTES TO THE FINANCIAL STATEMENTS Years Ended 31 December 2003, 2002 and 2001 (In thousands of U.S. Dollars, except per share amounts)
SIGNATURES
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