Form 10-K
period 2004-12-31
MISSION ENERGY HOLDING CO
filed 2005-03-16
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 333-68632

Mission Energy Holding Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4867576 (I.R.S. Employer Identification No.)
2600 Michelson Drive, Suite 1700 Irvine, California (Address of principal executive offices)	92612 (Zip Code)
Registrant's telephone number, including area code: (949) 852-3576

Securities registered pursuant to Section 12(b) of the Act:

None	Not Applicable
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

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

        Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2004: $0. Number of shares outstanding of the registrant's Common Stock as of March 10, 2005: 1,000 shares (all shares held by an affiliate of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)	Designated portions of Edison Mission Energy's Form 10-K for the year ended December 31, 2004	Part III
(2)	Designated portions of the Joint Proxy Statement relating to Edison International's 2005 Annual Meeting of Shareholders	Part III

i

PART I

       Mission Energy Holding Company, which is referred to as MEHC in this annual report, did not conduct any business prior to its formation on June 8, 2001. All MEHC's substantive operations are currently conducted by Edison Mission Energy, which is referred to as EME in this annual report, and its subsidiaries and investments.

       The presentation of information below pertaining to EME and its consolidated subsidiaries should not be understood to mean that EME has agreed to pay or become liable for any debt of MEHC. EME and MEHC are separate entities with separate obligations. MEHC is the sole obligor on the $800 million of 13.50% senior secured notes due 2008, and neither EME nor any of its subsidiaries or other investments has any obligation with respect to the notes.

ITEM 1.    BUSINESS

The Company

       MEHC was formed as a wholly owned subsidiary of Edison Mission Group Inc., which is a wholly owned subsidiary of Edison International. MEHC was formed to hold the common stock of EME. On July 2, 2001, Edison Mission Group Inc. contributed to MEHC all the outstanding common stock of EME. The contribution of EME's common stock to MEHC has been accounted for as a transfer of ownership of companies under common control, which is similar to a pooling of interest. This means that MEHC's historical financial results of operations and financial position will include the historical financial results and results of operations of EME and its subsidiaries as though MEHC had such ownership throughout the periods presented. MEHC's only substantive liabilities are its obligations under the senior secured notes and corporate overhead, including fees of its legal counsel, auditors and other advisors. MEHC does not have any substantive operations other than through EME and its subsidiaries and other investments.

       During 2004 and early 2005, EME completed the sale of substantially all its international assets totaling 6,452 MW as part of the restructuring plan announced during the fourth quarter of 2003 designed to reduce debt and improve liquidity. Highlights of these activities are described below.

•
On September 30, 2004, EME completed the sale of its 51.2% interest in Contact Energy Limited to Origin Energy New Zealand Limited.

•
On December 16, 2004, EME completed the sale of the stock and related assets of MEC International B.V. to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%), which is referred to as IPM in this annual report. The sale of MEC International B.V. included the sale of EME's ownership interests in ten electric power generating projects or companies located in Europe, Asia, Australia, and Puerto Rico.

•
On January 10, 2005, EME completed the sale of its 50% equity interest in the Caliraya-Botocan-Kalayaan (CBK) hydroelectric power project located in the Philippines to CBK Projects B.V.

•
On February 3, 2005, EME completed the sale of its 25% equity interest in the Tri Energy project to IPM.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview, Risks Related to the Business and Critical Accounting Estimates" for further details on EME's asset sales.

       MEHC is incorporated under the laws of the State of Delaware. MEHC's headquarters and principal executive offices are located at 2600 Michelson Drive, Suite 1700, Irvine, California 92612, and its telephone number is (949) 852-3576.

       Mission Energy Holding Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.

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

•
general political, economic and business conditions;

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

•
the cost and availability of fuel and fuel transportation services;

•
the cost and availability of transmission services;

•
the cost and availability of required emission allowances;

•
weather conditions, natural disasters and other unforeseen events; and

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

Description of the Industry

Electric Power Industry

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation, which has led to increased competition. Until the enactment of the Public Utility Regulatory Policies Act of 1978, referred to as PURPA in this annual report, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. As a result, a significant market for electric power produced by independent power producers, such as EME, developed in the United States.

       As part of the regulatory developments discussed above, the Federal Energy Regulatory Commission, referred to as the FERC in this annual report, encouraged the formation of independent systems operators (ISOs) and regional transmission organizations (RTOs). In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

       EME's largest power plants are located in Illinois and Pennsylvania and sell power into PJM Interconnection, LLC, commonly referred to as PJM. PJM is the largest centrally dispatched electric control area in North America. As reported on the PJM website (www.pjm.com) on March 1, 2005, PJM consists of about 1,000 generating units with a total installed capacity of approximately 137,490 MW, serves approximately 45.3 million people, and covers portions of Pennsylvania, New Jersey, Maryland, Delaware, the District of Columbia, Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee, West Virginia and Virginia. PJM operates the wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as EME's subsidiaries Midwest Generation, LLC (Midwest Generation) and EME Homer City Generation L.P. (EME Homer City), may participate in PJM's capacity markets or transact capacity on a bilateral basis.

Competition and Market Condition Generally

       EME is subject to intense competition from energy marketers, utilities, industrial companies and other independent power producers. In prior years, the restructuring of energy markets led to the sale of utility-owned assets to EME and its competitors. More recently, in response to market conditions, EME has changed its focus from acquisition and growth to reducing debt and operating, maintaining, and maximizing the value of its current asset base. Accordingly, EME has engaged in asset sales, has canceled, deferred or sold new development projects, and has taken a number of actions to decrease capital expenditures, including reductions in operating costs and decommissioning of operations at several power plants.

       Where EME sells power from plants from which the output is not committed to be sold under long-term contracts, commonly referred to as merchant plants, EME is subject to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel and the presence of transmission constraints. EME's customers include large electric utilities or regional distribution companies. In some cases, the electric utilities and distribution companies have their own generation capacity, including nuclear generation, that affects the amount of generation available to meet demand and may affect the price of electricity in a particular market.

       The proposed introduction of a new standard market design structure by the FERC in those regions not currently organized into centralized power markets and the continued expansion by utilities of unbundled retail distribution services could lead to increased competition in the U.S. independent power market. See "Regulatory Matters—Retail Competition."

Operating Segments

       EME continues to operate in one line of business, electric power generation, with all of its continuing operations located in the United States, except the Doga project in Turkey. Operating revenues are primarily related to the sale of power generated from the Illinois Plants and Homer City facilities. EME is headquartered in Irvine, California with additional offices located in Chicago, Illinois and Boston, Massachusetts. As a result of the sale of EME's interest in Contact Energy Limited and most of the remainder of its portfolio of international assets (which made up the reportable segments in Asia Pacific and Europe), EME does not meet the criteria for segment reporting.

Overview of Domestic Facilities

       As of December 31, 2004, EME's continuing operations consisted of ownership or leasehold interests in the following domestic operating power plants:

Power Plants	Location	Primary Electric Purchaser(2)	Fuel Type	Ownership Interest	Net Physical Capacity (in MW)	EME's Capacity Pro Rata Share (in MW)
Merchant Power Plants
Illinois Plants (6 plants)(1)	Illinois	PJM	Coal/Oil/Gas	100%	5,876	5,876
Homer City(1)	Pennsylvania	PJM/NYISO	Coal	100%	1,884	1,884
Contracted Power Plants
Big 4 Projects
Kern River(1)	California	SCE	Natural Gas	50%	300	150
Midway-Sunset(1)	California	SCE	Natural Gas	50%	225	113
Sycamore(1)	California	SCE	Natural Gas	50%	300	150
Watson	California	SCE	Natural Gas	49%	385	189
Westside Projects
Coalinga(1)	California	PG&E	Natural Gas	50%	38	19
Mid-Set(1)	California	PG&E	Natural Gas	50%	38	19
Salinas River(1)	California	PG&E	Natural Gas	50%	38	19
Sargent Canyon(1)	California	PG&E	Natural Gas	50%	38	19
American Bituminous(1)	West Virginia	MPC	Waste Coal	50%	80	40
March Point	Washington	PSE	Natural Gas	50%	140	70
Sunrise(1)	California	CDWR	Natural Gas	50%	572	286

Total					9,914	8,834

(1)
Plant is operated under contract by an EME operations and maintenance subsidiary (partially owned plants) or plant is operated directly by an EME subsidiary (wholly owned plants).

(2)
Electric purchaser abbreviations are as follows:

CDWR	California Department of Water Resources
PJM	PJM Interconnection, LLC
MPC	Monongahela Power Company
PG&E	Pacific Gas & Electric Company
PJM/NYISO	PJM Interconnection, LLC/New York Independent System Operator
PSE	Puget Sound Energy, Inc.
SCE	Southern California Edison Company

       A description of EME's larger power plants and major investments in energy projects is set forth below. In addition to the facilities and power plants that EME owns, EME uses the term "its" in regard to facilities and power plants that EME or an EME subsidiary operates under sale-leaseback arrangements.

Illinois Plants

       On December 15, 1999, Midwest Generation completed a transaction with Commonwealth Edison Company (Commonwealth Edison), now a subsidiary of Exelon Corporation, to acquire Commonwealth Edison's fossil-fuel power plants located in Illinois, which are collectively referred to as the Illinois Plants in this annual report. These power plants are located in the Mid-America Interconnected Network, which has transmission connections to the East Central Area Reliability Council and other regional markets.

       The Illinois Plants include the following:

Operating Plant or Site	Location	Leased/ Owned	Fuel	Megawatts
Electric Generating Facilities
Crawford Station	Chicago, Illinois	owned	coal	542
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,044
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	789
Will County Station	Romeoville, Illinois	owned	coal	1,092	(1)
Peaking Units
Fisk	Chicago, Illinois	owned	oil/gas	163
Waukegan	Waukegan, Illinois	owned	oil/gas	92

			Total	5,876

Other Plant or Site
Collins Station(2)	Grundy County, Illinois
Crawford peaker(3)	Chicago, Illinois
Joliet peaker(3)	Joliet, Illinois
Calumet peaker(3)	Chicago, Illinois
Electric Junction peaker(3)	Aurora, Illinois
Lombard peaker(3)	Lombard, Illinois
Sabrooke peaker(3)	Rockford, Illinois

(1)
Operations at Will County Station Units 1 and 2 (310 MW) were returned to service in late 2004 after being suspended since January 2003.

(2)
Since September 30, 2004, all Collins Station units ceased operations and were decommissioned by the fourth quarter of 2004. For more information on the Collins Station, see below.

(3)
In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of eight of its small peaking units in Illinois. Based on this analysis and regulatory approval, planning efforts are in progress to decommission six of its eight remaining small peaking units.

       As part of the purchase of the Illinois Plants, EME assigned its right to purchase the Collins Station to third-party entities and Midwest Generation simultaneously entered into a long-term lease arrangement of the Collins Station with these third-party entities. In April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor and received title to the Collins Station as part of the transaction. On September 30, 2004, Midwest Generation permanently ceased operations of the Collins Station. By the fourth quarter of 2004, the Collins Station was decommissioned and all units were permanently retired from service, disconnected from the grid, and rendered inoperable, with all operating permits surrendered. See "Termination of the Collins Station Lease" section in Item "7. Management's Discussion and Analysis of Financial Condition and Results of Opeations—Liquidity and Capital Resources."

       In August 2000, EME completed sale-leaseback transactions involving its Powerton and Units 7 and 8 of its Joliet power facilities. EME sold these assets to third parties and entered into long-term leases of the facilities from these third parties to repay corporate debt while maintaining control of the use of the power plants during the terms of the leases. See "Off-Balance Sheet Transactions" section in "Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Illinois Power Markets

       In connection with the acquisition of the Illinois Plants, Midwest Generation entered into three separate five-year power purchase agreements with Commonwealth Edison, which were subsequently assigned to its affiliate, Exelon Generation Company LLC (Exelon Generation). The Collins Station power purchase agreement was terminated on September 30, 2004 and the other two power purchase agreements expired on December 31, 2004. During each of 2000, 2001 and 2002, approximately 99% of Midwest Generation's energy and capacity revenues were derived under the power purchase agreements. In 2003 and 2004, the percentage decreased to approximately 65% and 53%, respectively, with the balance coming from sales by Midwest Generation into the wholesale power markets.

       Beginning in 2005, all the energy and capacity from the Illinois Plants are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading, Inc., an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have terms of two years or less. Thus, EME is subject to market risks related to the price of energy and capacity from the Illinois Plants. As discussed further below, sales of electricity from the Illinois Plants now include sales into PJM. Capacity prices for merchant energy sales within PJM are, and are expected in the near term to remain, substantially lower than those Midwest Generation received under the power purchase agreements with Exelon Generation.

       Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker-arranged "over-the-counter customers." Wholesale customer transactions are bilateral sales to regional buyers, including investor-owned utilities, municipal utilities, rural electric cooperatives and retail energy suppliers. Wholesale customer transactions include real-time, daily and longer term structured sales; they are not arranged through brokers and may be tailored to meet the specific requirements of wholesale electricity consumers. Over-the-counter markets are generally accessed through third-party brokers and electronic exchanges, and include forward sales of electricity. The most liquid over-the-counter markets in the Midwest region have historically been sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into ComEd" and "Into AEP" were bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" was the primary market for Midwest Generation.

       On May 1, 2004 and October 1, 2004, respectively, operational control of the control area systems of Commonwealth Edison and AEP was transferred to PJM, which is now the primary market available to Midwest Generation. This transfer resulted in the conversion of the "Into ComEd" and "Into AEP" trading hubs to locational marginal pricing, which has further facilitated transparency of prices and provided liquidity to support risk management strategies. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit and cash margining arrangements. However, liquidity in all of these markets has been adversely affected by the financial problems of trading and marketing entities.

       Following the transfer of control of the control area systems of Commonwealth Edison and AEP to PJM, sales of electricity from the Illinois Plants now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales into the expanded PJM replaced sales previously made as bilateral sales and spot sales "Into ComEd" and "Into AEP." The Northern Illinois Hub is the primary trading hub for Midwest Generation produced power due to geographic proximity and high pricing correlation to the plants' output locations.

       The Midwest Independent Transmission System Operator, an RTO authorized pursuant to the FERC's Order No. 2000, commonly referred to as the MISO, which will control the former control areas of Alliant Energy Corporation (Wisconsin Power and Light Co. and Interstate Power and Light Co.), Aquila, Inc., Ameren Corporation, Cinergy Corp., Kentucky Utilities Company, LG&E Energy LLC, Vectren Corporation and Xcel Energy, Inc., among others, is scheduled to begin operation of its locational marginal pricing market on April 1, 2005. It is anticipated that the opening of the MISO market will provide increased liquidity in the Midwest electricity markets. "Into Cinergy" will become a locational marginal pricing location in MISO at that time. See "Regulatory Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison and AEP joining PJM. See "—Transmission" below for additional discussion.

       For a discussion of the risks related to Midwest Generation's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Transmission

       Historically, sales of power produced by Midwest Generation required using transmission that had to be obtained from Commonwealth Edison. An ISO did not yet oversee operations of the Commonwealth Edison control area; however, effective May 1, 2004 such operations were placed under the control of PJM. Furthermore, the transmission system of AEP was integrated into PJM on October 1, 2004, which linked the Northern Illinois and eastern portions of the PJM system and permitted the Illinois Plants to be dispatched into the broader PJM market. In addition, a number of other utilities in the region participate in the MISO where a bilateral market with a single rate for transmission within the RTO already exists. The regional market is further supported by open access transmission under various utility company transmission tariffs that are not within the MISO. The open access transmission tariffs of the MISO and others in the region allow Midwest Generation to utilize their transmission and distribution systems to sell power at wholesale on a non-discriminatory basis relative to the system's owners. Such tariffs are vital to allow Midwest Generation to compete in the deregulated electricity markets because they provide a uniform set of prices and standards of transmission service that have been approved by regulatory agencies and are publicly available.

       On November 18, 2004, the FERC issued an order eliminating regional through and out transmission rates in the region encompassed by PJM (as recently expanded) and the MISO. The effect of this order was to eliminate so-called rate pancaking between PJM and the MISO. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. At the same time, the FERC also imposed a transitional revenue recovery mechanism which has created controversy and some continuing uncertainty as to the impact of such mechanism on transactions in the region. The mechanism required the filing of tariffs by PJM and the MISO imposing a "Seams Elimination Cost Adjustment" (SECA) to be in effect until May 1, 2006, to compensate the "new PJM companies"—AEP, Commonwealth Edison and Dayton Power & Light, among others—for lost revenues attributable to such elimination. On November 30, 2004, the FERC clarified that SECAs can be recovered for lost revenues associated with elimination on intra-RTO pancaking.

       The response to the November 18 and November 30 orders from the parties liable for the SECAs has been strongly negative, and a rehearing has been sought by a broad range of interests that are opposed to the imposition of SECAs. Although both PJM and the MISO have made tariff filings with the FERC that purport to comply with such order and eliminate through and out transmission rates as of December 1, 2004, numerous protests to such filings have been made, challenging SECAs on legal and equitable grounds and demanding evidentiary hearings by the FERC. In its tariff filing, PJM imposes SECAs only on load-serving entities, and not on other transmission customers such as Midwest Generation, but the MISO tariff provision imposes SECAs on all such customers. That provision does not directly affect Midwest Generation because it is not a transmission customer of the MISO; however, the issue of which entities should bear SECAs is one of the many points that have been raised in the protests described above and have become the subject of hearings ordered by the FERC.

       Pending further orders of the FERC and/or the outcome of the hearings described above, under the provisions of the PJM tariff as filed, Midwest Generation is currently not subject to SECAs with respect to its sales of power within PJM. It is not possible, however, to predict the outcome of the hearings or to rule out the possibility that Midwest Generation could be ordered in the future to pay SECAs with respect to sales within PJM after December 1, 2004.

       For further discussion of the market risks related to Midwest Generation's transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Fuel Supply

       Coal is used to fuel 5,621 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern Powder River Basin of Wyoming. The coal is purchased under a number of supply agreements ranging from one year to four years in length. The total volume of coal consumed annually is largely dependent on the amount of generation and ranges between 16 million to 20 million tons.

       All coal is transported under long-term transportation agreements with the Union Pacific Railroad and various delivering carriers. As of December 31, 2004, Midwest Generation leased approximately 3,800 railcars to transport the coal from the mines to the generating stations and the leases have remaining terms that range from as short as 6 months up to 15 years, with options to extend the leases for or purchase some railcars at the end of the terms. The coal is transported nearly 1,200 miles from the mines to the stations.

       Coal for the Fisk and Crawford Stations is first shipped by rail to the Will County Station where it is transferred from the railcars, blended as necessary to meet station specifications, and loaded into river barges. These barges are towed to the stations by an independent contractor under a transportation agreement with Midwest Generation.

       Approximately 255 MW of Midwest Generation's peaking capacity is in the form of simple cycle combustion turbines at the Fisk and Waukegan Stations. These units are fueled with distillate fuel oils.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to Midwest Generation's fuel supply and coal transportation contracts.

Emission Allowances

       Certain state and federal environmental laws require power plant operators to hold or obtain emission allowances equal, on an annual basis, to their plants' emissions of nitrogen oxide or sulfur dioxide. Emission allowances were acquired as part of the acquisition of the Illinois Plants. Additional allowances are purchased by Midwest Generation when operations make this necessary and are sold by Midwest Generation when it has more than needed for planned levels of operation.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for a discussion of price risks related to the purchase or sale of emission allowances.

Homer City Facilities

       On March 18, 1999, EME completed a transaction with GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates to acquire the 1,884 MW Homer City Electric Generating Station. These facilities consist of three coal-fired boilers and steam turbine-generator units (referred to as Units 1, 2 and 3 in this annual report), one coal cleaning facility, water supply provided by a reservoir known as Two Lick Dam and associated support facilities in the mid-Atlantic region of the United States. The Homer City generating units have direct, high voltage interconnections to both PJM and the New York Independent System Operator, which controls the transmission grid and energy and capacity markets for New York State and is commonly known as the NYISO. The NYISO was established in 1999 to operate a competitive, non-discriminatory wholesale power market in response to the FERC's Open Access Rules and includes bid-based electricity and transmission usage markets. The market-clearing price for NYISO's day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids. For a discussion of the market risks related to the sale of electricity from the Homer City facilities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

       On December 7, 2001, EME's subsidiary completed a sale-leaseback of the Homer City facilities to third-party lessors. EME sold the Homer City facilities to provide capital to repay corporate debt and entered into long-term leases to continue to operate the facilities during the terms of the leases. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Transactions."

Fuel Supply

       Units 1 and 2 typically consume approximately 3.3 million tons of mid-range sulfur coal per year. Approximately 90% to 95% of this coal is obtained under contracts with suppliers within approximately 100 miles of the Homer City facilities and the remainder is purchased in the spot market. All of this coal is delivered to the site by truck. The raw coal purchased for consumption by Units 1 and 2 is cleaned in the Homer City coal cleaning facility, which has the capacity to clean up to 5 million tons of coal per year.

       Unit 3 consumes approximately 2 million tons of coal per year. EME Homer City purchases the majority of its Unit 3 coal from local suppliers under long-term contracts. All coal purchased for Unit 3 is delivered to the site by truck. A wet scrubber flue gas desulfurization system for Unit 3 enables this unit to be able to burn less expensive, higher sulfur coal, while still meeting environmental standards for emission control.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to EME Homer City's fuel supply contracts.

Emission Allowances

       Certain state and federal environmental laws require power plant operators to hold or obtain emission allowances equal, on an annual basis, to their plants' emissions of nitrogen oxide or sulfur dioxide. Emission allowances were acquired as part of the acquisition of the Homer City facilities. Additional allowances are purchased by EME Homer City when operations make this necessary and are sold by EME Homer City when it has more than needed for planned levels of operation.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for a discussion of price risks related to the purchase or sale of emission allowances.

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

Kern River Cogeneration Plant

       EME owns a 50% partnership interest in Kern River Cogeneration Company, which owns a 300 MW natural gas-fired cogeneration facility located near Bakersfield, California, which EME refers to as the Kern River project. Kern River Cogeneration sells electricity to Southern California Edison Company under a power purchase agreement that expires in August 2005 and sells steam to Texaco Exploration and Production Inc. (TEPI), a wholly owned subsidiary of ChevronTexaco Corporation, under a steam supply agreement that expires in June 2005. As of December 31, 2004, the partnership was in negotiations to continue electricity and steam sales (to Southern California Edison and TEPI, respectively) beyond the expiration of the current agreements. Although the partnership expects to reach agreements with both Southern California Edison and TEPI, the combined revenues of these arrangements are likely to be substantially below those provided under the current agreements.

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

Sycamore Cogeneration Plant

       EME owns a 50% partnership interest in Sycamore Cogeneration Company, which owns and operates a 300 MW natural gas-fired cogeneration facility located near Bakersfield, California, which EME refers to as the Sycamore project. Sycamore Cogeneration sells electricity to Southern California Edison under a power purchase agreement that expires in 2007 and sells steam to TEPI under a steam supply agreement that also expires in 2007.

Watson Cogeneration Plant

       EME owns a 49% partnership interest in Watson Cogeneration Company, which owns a 385 MW natural gas-fired cogeneration facility located in Carson, California, which EME refers to as the Watson project. Watson Cogeneration sells electricity to Southern California Edison and to BP West Coast Products LLC under power purchase agreements that expire in 2008 and sells steam to BP West Coast Products LLC under a steam supply agreement that also expires in 2008.

Other Power Plants

Sunrise Power Plant

       EME owns a 50% interest in Sunrise Power Company, LLC, which owns a 572 MW natural gas-fired facility in Kern County, California, which EME refers to as the Sunrise project. The Sunrise project was constructed in two phases. Phase 1 achieved commercial operation in June 2001 and consisted of a 320 MW simple-cycle peaking facility. Phase 2, a combined-cycle gas-fired facility, converted the simple-cycle peaking facility to a 572 MW combined cycle plant. Phase 2 achieved commercial operation in June 2003. Sunrise Power entered into a long-term power purchase agreement with the California Department of Water Resources in June 2001, which expires in 2012. For further discussion related to this agreement, see "Item 3. Legal Proceedings—Sunrise Power Company Lawsuits."

March Point Cogeneration Plant

       EME owns a 50% partnership interest in March Point Cogeneration Company, which owns a 140 MW natural gas-fired cogeneration facility located in Anacortes, Washington, which EME refers to as the March Point project. The March Point project consists of two phases. Phase 1 is an 80 MW gas turbine cogeneration facility and Phase 2 is a 60 MW gas turbine combined cycle facility. March Point Cogeneration sells electricity to Puget Sound Energy, Inc. under a power purchase agreement that expires in 2011 and sells steam to Equilon Enterprises, LLC under a steam supply agreement that also expires in 2011.

Westside Power Plants

       EME owns partnership investments in Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, and Sargent Canyon Cogeneration Company. Due to similar economic characteristics, EME views these projects collectively and refers to them as the Westside projects. EME owns a 50% partnership interest in each of the companies listed above and each company owns a 38 MW natural gas-fired cogeneration facility located in California. Three of these projects sell electricity to Pacific Gas & Electric Company under 15-year power purchase agreements which expire in 2007. Mid-Set Cogeneration's power purchase and steam sales agreements expired in May 2004. Mid-Set Cogeneration is continuing to sell electricity to Pacific Gas & Electric under the "as available" rates and is selling steam to TEPI under an extension of the expired steam sales agreement. As of December 31, 2004, negotiations were underway to secure new power purchase and steam sales agreements for this project.

American Bituminous Power Plant

       EME owns a 50% interest in American Bituminous Power Partners, L.P., which owns an 80 MW waste coal facility located in Grant Town, West Virginia, which EME refers to as the Ambit project. Ambit sells electricity to Monongahela Power Company under a power purchase agreement that expires in 2027.

International Project

Doga Cogeneration Plant

       EME owns an 80% interest in Doga Enerji, which owns a 180 MW gas-fired cogeneration plant near Istanbul, Turkey, which EME refers to as the Doga project. Doga Enerji sells electricity to Türkiye Elektrik Dagitim Anonim Sirketi, commonly known as TEDAS, under a power purchase agreement that expires in 2019. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies" for information regarding regulatory developments affecting the Doga project.

       During the third quarter of 2004, EME reclassified its international activities which were then under contracts for sale as discontinued operations. Subsequently, EME completed the sale of these operations as described above, except for the Doga project, which is no longer under a contract for sale. While EME continues to seek to sell its ownership interest in this project, there is no assurance that such efforts will result in a sale during the twelve-month period prescribed under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, EME reclassified the Doga project to continuing operations during the fourth quarter of 2004, and, accordingly, it is reflected as part of continuing operations for all periods presented.

Discontinued Operations

       For a description of discontinued operations see "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Discontinued Operations."

Price Risk Management and Trading Activities

       EME's power marketing and trading organization, Edison Mission Marketing & Trading, Inc., markets the energy and capacity of EME's merchant generating fleet and, in connection with this activity, trades electric power and energy and related commodity and financial products, including forwards, futures, options and swaps. Almost all of this trading activity is related either to realizing value from the sale of energy and capacity from EME's merchant plants or to risk management activities related to preserving the value of this marketing activity. EME segregates its marketing and trading activities into two categories:

•
Marketing and Fuel Management — Edison Mission Marketing & Trading engages in the sale of electricity and purchase of fuels through intercompany contracts with EME's subsidiaries that own or lease the Illinois Plants and the Homer City facilities. The objective of these activities is to sell the output of the power plants on a forward basis, thereby increasing the predictability of earnings and cash flows. Edison Mission Marketing & Trading also conducts risk management activities to manage the price risk associated with the purchase of fuels, including natural gas and fuel oil. Transactions entered into related to marketing and fuel management activities are designated separately from Edison Mission Marketing & Trading's trading activities and are recorded in what Edison Mission Marketing & Trading calls its hedge book.

•
Trading — As part of its trading activities, EME seeks to generate profit from the volatility of the price of electricity, fuels and transmission by buying and selling contracts for their sale or provision, as the case may be, in wholesale markets under limitations approved by EME's Risk Management Committee. These trading activities generally occur in markets that are related to the price risk management activities described above. Edison Mission Marketing & Trading generally balances forward sales and purchase contracts. Edison Mission Marketing & Trading's activities have included restructuring of power sales and power supply agreements for third parties, although these activities are not currently being pursued. Collectively, Edison Mission Marketing & Trading refers to these as its trading activities and records these transactions in what it calls its proprietary book.

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

       To manage credit risk, EME looks at the risk of a potential default by its counterparties. Credit risk is measured by the loss EME would record if its counterparties failed to perform pursuant to the terms of their contractual obligations. EME has established controls to determine and monitor the creditworthiness of counterparties and uses master netting agreements whenever possible to mitigate its exposure to counterparty risk. EME requires counterparties to pledge collateral when deemed necessary. EME uses published credit ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. The credit quality of EME's counterparties is reviewed regularly by EME's risk management committee. In addition to continuously monitoring its credit exposure to its counterparties, EME also takes appropriate steps to limit or lower credit exposure. Despite this, there can be no assurance that EME's actions to mitigate risk will be wholly successful or that collateral pledged will be adequate.

       EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerances, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EME performs a "value at risk" analysis in its daily business to identify, measure, monitor and control its overall market risk exposure in respect of its Illinois Plants, its Homer City facilities and its proprietary positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       In executing agreements with counterparties to conduct price risk management or trading activities, EME generally provides credit support when necessary through margining arrangements (agreements to provide or receive collateral based on changes in the market price of the underlying contract under specific terms) or letters of credit or guarantees. To manage its liquidity, EME assesses the potential impact of future price changes in determining the amount of collateral requirements under existing or anticipated forward contracts. There is no assurance that EME's liquidity will be adequate to meet margin calls from counterparties in the case of extreme market changes or that the failure to meet such cash requirements would not have a material adverse effect on its liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Risks Related to the Business."

Significant Customer

       In the past three fiscal years, EME derived a significant source of its revenues from the sale of energy and capacity generated at the Illinois Plants to Exelon Generation primarily under three power purchase agreements, which began on December 15, 1999. The Collins Station power purchase agreement was terminated on September 30, 2004 and the other power purchase agreements expired on December 31, 2004. Exelon Generation accounted for approximately 36%, 40% and 66% of EME's consolidated operating revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

       For the year ended December 31, 2004, approximately 15% of EME's consolidated operating revenues generated at the Homer City facilities and Illinois Plants was from sales to BP Energy Company, a third-party customer. An investment grade affiliate of BP Energy has guaranteed payment of amounts due under the related contracts.

Insurance

       EME maintains insurance policies consistent with those normally carried by companies engaged in similar business and owning similar properties. EME's insurance program includes all-risk property insurance, including business interruption, covering real and personal property, including losses from boilers, machinery breakdowns, and the perils of earthquake and flood, subject to specific sublimits. EME also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance.

Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size. However, no assurance can be given that EME's insurance will be adequate to cover all losses.

Seasonality

       EME's third quarter electric revenues are materially higher than revenues related to other quarters of the year. Due to higher electric demand resulting from warmer weather during the summer months, electric revenues generated from the Homer City facilities and the Illinois Plants are generally higher during the third quarter of each year.

       EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Regulatory Matters

General

       EME's operations are subject to extensive regulation by governmental agencies. EME's operating projects are subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the ownership and operation of its projects, and the use of electric energy, capacity and related products, including ancillary services from its projects. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operation of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

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

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935, or PUHCA. The enactment of PURPA and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA for exempt wholesale generators and foreign utility companies.

       A "qualifying facility" under PURPA is a cogeneration facility or a small power production facility that satisfies criteria adopted by the FERC. In order to be a qualifying facility, a cogeneration facility must (i) sequentially produce both useful thermal energy, such as steam, and electric energy, (ii) meet specified operating standards, and energy efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled, or more than 50% owned by one or more electric utilities (where "electric utility" is interpreted with reference to the PUHCA definition of an "electric utility company"), electric utility holding companies (defined by reference to the PUHCA definitions of "electric utility company" and "holding company") or affiliates of such entities.

       An "exempt wholesale generator" under PUHCA is an entity determined by the FERC to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

       A "foreign utility company" under PUHCA is, in general, an entity located outside the United States that owns or operates facilities used for the generation, distribution or transmission of electric energy for sale or the distribution at retail of natural or manufactured gas, but that derives none of its income, directly or indirectly, from such activities within the United States.

Federal Power Act

       The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. As noted, most qualifying facilities are exempt from the ratemaking and several other provisions of the Federal Power Act. Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates.

       As of December 31, 2004, a number of EME's operating projects, including the Homer City facilities and the Illinois Plants, were subject to the FERC ratemaking regulation under the Federal Power Act. EME's future domestic non-qualifying facility independent power projects will also be subject to the FERC jurisdiction on rates.

Public Utility Holding Company Act of 1935

       Edison International, EME's ultimate parent company, is a holding company because it owns Southern California Edison, an electric utility company. However, Edison International and its subsidiaries are exempt for all provisions, except Section 9(a)(2), of the Public Utility Holding Company

Act of 1935 (PUHCA) on the basis that Edison International and Southern California Edison are incorporated in the same state and their utility businesses are predominantly intrastate in character and carried on substantially in their state of incorporation. Section 9(a)(2) provides, in substance, that Edison International may not directly or indirectly acquire 5% or more of the voting securities of a public utility company other than Southern California Edison, unless the acquisition has been approved by the Securities and Exchange Commission. Consequently, EME is not a subsidiary of a registered holding company so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in Section 3(a).

       EME is not a holding company under PUHCA, because its interests in power generation facilities are exclusively in qualifying cogeneration facilities, facilities owned by exempt wholesale generators and facilities owned by foreign utility companies. All projects that EME might develop or acquire will be non-qualifying facility independent power projects. Loss of exempt wholesale generator, qualifying cogeneration facility or foreign utility company status for one or more projects could result in EME's becoming a holding company subject to registration and regulation under PUHCA and could trigger defaults under the covenants in EME's project agreements. Becoming a holding company could, on a retroactive basis, lead to, among other things, fines and penalties and could cause certain of EME's project agreements and other contracts to be voidable.

Public Utility Regulatory Policies Act of 1978

       PURPA provides two primary benefits to qualifying facilities. First, ownership of qualifying cogeneration facilities will not cause a company to be deemed an electric utility company for purposes of PUHCA. In addition, all cogeneration facilities that are qualifying facilities are exempt from most provisions of the Federal Power Act and regulations of the FERC thereunder. Second, the FERC regulations promulgated under PURPA require that electric utilities purchase electricity generated by qualifying facilities at a price based on the purchasing utility's avoided cost, and that the utilities sell back up power to the qualifying facility on a nondiscriminatory basis. The FERC's regulations define "avoided cost" as the incremental cost to an electric utility of electric energy or capacity, or both, which, but for the purchase from the qualifying facility or qualifying facilities, the utility would generate itself or purchase from another source. The FERC's regulations also permit qualifying facilities and utilities to negotiate agreements for utility purchases of power at prices different from the utility's avoided costs. While it had been common for utilities to enter into long-term contracts with qualifying facilities in order, among other things, to facilitate project financing of independent power facilities and to reflect the deferral by the utility of capital costs for new plant additions, increasing competition and the development of new power markets have resulted in a trend toward shorter term power contracts that would place greater risk on the project owner.

       If one of the projects in which EME has an interest were to lose its status as a qualifying cogeneration facility, the project would no longer be entitled to the qualifying facility-related exemptions from regulation under PUHCA and the Federal Power Act. As a result, the project could become subject to rate regulation by the FERC under the Federal Power Act, and EME could inadvertently become a holding company under PUHCA. Under Section 26(b) of PUHCA, any project contracts that are entered into in violation of PUHCA, including contracts entered into during any period of non-compliance with the registration requirement, could be determined by the courts or the Securities and Exchange Commission to be void. If a project were to lose its qualifying facility status, EME could attempt to avoid holding company status on a prospective basis by qualifying the project owner as an exempt wholesale generator. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from the FERC would be required. In addition, the project would be required to cease selling electricity to any retail customers, in order to qualify for exempt wholesale generator status, and could become subject to additional state regulation. Loss of qualifying facility status by one project could also potentially cause other projects with the same partners to lose their qualifying facility status to the extent those partners became electric utilities, electric utility holding companies or affiliates of such companies for purposes of the ownership criteria applicable to qualifying facilities. Loss of qualifying facility status could also trigger defaults under covenants to maintain qualifying facility status in the project's power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements. If a power purchaser were to cease taking and paying for electricity or were to seek to obtain refunds of past amounts paid because of the loss of qualifying facility status, EME cannot provide assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards for maintaining qualifying facility status or that eliminated or reduced the benefits, such as the mandatory purchase provisions of PURPA and exemptions currently enjoyed by qualifying facilities. Loss of qualifying facility status on a retroactive basis could lead to, among other things, fines and penalties, or claims by a utility customer for the refund of payments previously made.

       EME endeavors to monitor regulatory compliance by its qualifying facility projects in a manner that minimizes the risks of losing these projects' qualifying facility status. However, some factors necessary to maintain qualifying facility status are subject to risks of events outside EME's control. For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a cogeneration facility that is a qualifying facility could cause a facility to fail to meet the requirements regarding the minimum level of useful thermal energy output. Upon the occurrence of this type of event, EME would seek to replace the thermal energy customer or find another use for the thermal energy that meets the requirements of PURPA.

       Over the past few years, the U.S. Congress has considered various legislative proposals to restructure the electric industry that would require, among other things, retail customer choice, repeal of PUHCA and reform of PURPA. A number of other proposals have been introduced in Congress that relate to restructuring electricity markets. Different versions of such legislation passed both houses of Congress late in the 108th Congress (2003-2004) but no comprehensive energy legislation was enacted. Similar comprehensive legislation has been introduced in the 109th Congress (2005-2006), but the chances for passage of such legislation remain unclear at this time. Efforts were made in the 108th Congress to enact portions of the comprehensive energy bill on an individual basis, but, with the exception of certain tax provisions, they were unsuccessful because the Congressional leadership and administration opposed such efforts. Similar efforts are possible in the 109th Congress, but their chances for success remain unclear at this time.

Natural Gas Act

       Many of the operating facilities that EME owns, operates or has investments in use natural gas as their primary fuel. Under the Natural Gas Act, the FERC has jurisdiction over certain sales of natural gas and over transportation and storage of natural gas in interstate commerce. The FERC has granted blanket authority to all persons to make sales of natural gas without restriction but continues to exercise significant oversight with respect to transportation and storage of natural gas services in interstate commerce.

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

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under PURPA, power marketers and those qualifying as exempt wholesale generators under PUHCA to more effectively compete in the wholesale market.

       In 1996, the FERC issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers non-discriminatory open access on utility transmission lines on a comparable basis to the utilities' own use of the lines. In addition, the Open Access Rules directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs. The FERC also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

       In December 1999, the FERC issued Order No. 2000, which required all jurisdictional transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing functional control over their transmission assets under an RTO, meeting certain criteria set forth in the Order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntary joining and required utilities to explain in detail their reasons for deviating from the objectives set forth in the Order. RTOs meeting the FERC's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features.

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

       On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking having the stated purpose of remedying the remaining opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design, or SMD, that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. The SMD proposal included a number of features that, taken together, should provide a flexible transmission service and an open and transparent spot market design that convey the right pricing signals for investment in transmission and generation facilities, and for other purposes. Comments on certain features of the SMD proposal were filed by interested parties in October 2002 and during the first quarter of 2003. The SMD proposal engendered considerable comment, and in some cases opposition, including in the U.S. Congress.

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

       See "Overview of Domestic Facilities—Transmission" for further discussion of developments and other transmission issues affecting the Illinois Plants.

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

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       MEHC has no full-time employees. At December 31, 2004, EME and its subsidiaries employed 1,768 people, including:

•
approximately 727 employees at the Illinois Plants covered by a collective bargaining agreement governing wages, certain benefits and working conditions. This collective bargaining agreement is due to expire on December 31, 2005. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15, 2006. Most of Midwest Generation's employees were employees of Commonwealth Edison prior to Midwest Generation's acquisition of its power generation assets from Commonwealth Edison; and

•
approximately 195 employees at the Homer City facilities covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement expires on December 31, 2006. The majority of the technical staff at EME Homer City's facilities was retained after completing the acquisition.

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

       EME leases its principal office in Irvine, California. This lease covers approximately 87,000 square feet and expires on December 31, 2005. EME also leases office space in Chicago, Illinois; Chantilly, Virginia; Fairfax, Virginia; Boston, Massachusetts; and Washington D.C. The Chicago lease is for approximately 41,000 square feet and expires on December 31, 2014. The Chantilly lease is for approximately 30,000 square feet and expires on March 31, 2010. The Fairfax lease is for approximately 16,000 square feet and expires on September 30, 2005. The Boston lease is for approximately 37,000 square feet and expires on July 31, 2007. The Washington D.C. lease is immaterial. At December 31, 2004, approximately 22% of the above space was subleased.

       The following table shows, as of December 31, 2004, the material properties owned or leased by EME's subsidiaries and affiliates. Each property represents at least five percent of MEHC's income before tax or is one in which EME has an investment balance greater than $50 million. Most of these properties are subject to mortgages or other liens or encumbrances granted to the lenders providing financing for the plant or project.

Description of Properties

Plant	Location	Interest In Land		Plant Description
CBK	Manila, Philippines	Leased	(1)	Hydro generation facility
Homer City	Pittsburgh, Pennsylvania	Owned		Coal fired generation facility
Illinois Plants	Northeast Illinois	Owned		Coal, oil/gas fired generation facilities
March Point	Anacortes, Washington	Leased		Natural gas turbine cogeneration facility
Midway-Sunset	Fellows, California	Leased		Natural gas-turbine cogeneration facility
Sunrise	Fellows, California	Leased		Combined cycle generation facility
Watson	Carson, California	Leased		Natural gas-turbine cogeneration facility

(1)
Plant was sold on January 10, 2005. See "—The Company" for additional details.

ITEM 3.    LEGAL PROCEEDINGS

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

       On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the U.S. District Court, Northern District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue. On July 9, 2003, Judge Whaley of the U.S. District Court concluded the federal court lacked jurisdiction and remanded the case to the originating San Francisco Superior Court. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties removed the lawsuit to federal court, and the court ordered remand to the San Francisco Superior Court. Defendants expect to file a responding pleading by April 2005. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Inapplicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       All the outstanding common stock of Mission Energy Holding Company (MEHC) is, as of the date hereof, owned by MEHC's direct parent, Edison Mission Group Inc., a wholly owned subsidiary of Edison International. There is no market for the common stock. Dividends on the common stock will be paid when declared by MEHC's board of directors. MEHC did not pay any dividends in 2004, 2003 and 2002. MEHC's wholly owned subsidiary, Edison Mission Energy (EME), amended its certificate of incorporation and bylaws in May 2004 to eliminate the so-called "ring-fencing" provisions that were implemented in early 2001 during the California energy crisis, which had included restrictions on dividends. EME made cash dividend payments totaling $74 million and declared a dividend payable to MEHC totaling $305 million during 2004. A total of $360 million in dividends was paid in January 2005, which included the $305 million dividend payment. EME did not pay or declare any dividends to MEHC during 2003 and 2002.

       During the first two years of MEHC's operations, when debt interest payments were funded with restricted cash, MEHC was permitted to distribute to its direct parent, Edison Mission Group Inc., dividends MEHC received from EME, less MEHC's overhead costs subject to compliance with limitations contained in the senior secured notes indenture and in the term loan. Limitations on MEHC's ability to pay dividends and make other distributions to its parent are now significantly more restrictive than the restrictions applicable during the first two years of its operations. Dividends from EME may be limited based on its earnings and cash flow, terms of restrictions contained in EME's corporate credit facility, business and tax considerations, and restrictions imposed by applicable law.

ITEM 6.    SELECTED FINANCIAL DATA

       All of EME's international operations are accounted for as discontinued operations, except the Doga project. Continuing operations include EME's Illinois Plants and Homer City facilities, equity investments in power projects primarily located in California, the Doga project in Turkey, corporate interest expense and general and administrative expenses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Management's Overview" for more information about the sale of EME's international operations and loss on lease termination, asset impairment and other charges in 2004 and 2003, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Results of Continuing Operations—Cumulative Effect of Change in Accounting Principle" for further explanation of accounting changes.

	Years Ended December 31,
	2004	2003	2002	2001(1)	2000
	(in millions)
INCOME STATEMENT DATA
Operating revenues	$1,639	$1,778	$1,713	$1,771	$1,653
Operating expenses
Fuel, plant operations and plant operating lease	1,299	1,334	1,292	1,256	1,230
Loss on lease termination, asset impairment and other charges and credits	989	304	60	59	—
Depreciation and amortization	144	154	146	174	200
Administrative and general	151	140	118	133	57

	2,583	1,932	1,616	1,622	1,487

Operating income (loss)	(944)	(154)	97	149	166
Equity in income from unconsolidated affiliates	215	245	197	334	257
Interest and other income	52	4	22	88	29
Interest expense	(451)	(462)	(472)	(510)	(433)

Income (loss) from continuing operations before income taxes	(1,128)	(367)	(156)	61	19
Provision (benefit) for income taxes	(463)	(175)	(82)	46	(7)
Minority interest	(1)	(2)	(2)	(2)	(2)

Income (loss) from continuing operations	(666)	(194)	(76)	13	24
Income (loss) from operations of discontinued subsidiaries (including gain on disposal of $533 million in 2004 and loss on disposal of $1.1 billion in 2001), net of tax	690	124	22	(1,198)	79

Income (loss) before accounting change	24	(70)	(54)	(1,185)	103
Cumulative effect of change in accounting, net of tax	—	(9)	(14)	15	22

Net income (loss)	$24	$(79)	$(68)	$(1,170)	$125

(1)
In the fourth quarter of 2002, EME adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which required EME to reclassify as part of income from continuing operations an extraordinary gain of $6 million, net of tax, recorded in December 2001. The extraordinary gain was attributable to the extinguishment of debt that was assumed by the third-party lessors in the December 2001 Homer City sale-leaseback transaction.

	As of December 31,
	2004(2)(3)	2003(2)	2002	2001	2000
	(in millions)
BALANCE SHEET DATA
Assets	$6,888	$12,259	$11,367	$11,108	$15,017
Current liabilities	982	1,201	1,418	723	2,246
Long-term obligations	4,293	4,085	4,184	5,135	3,834
Preferred securities	—	—	281	254	327
Shareholder's equity	912	849	736	717	2,948

(2)
In the fourth quarter of 2003, EME adopted FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which required EME to reflect the junior subordinated deferrable interest debentures as a liability, which under the prior accounting treatment would have been eliminated in consolidation, instead of the cumulative Monthly Income Preferred Securities.

(3)
Assets decreased in 2004 compared to 2003 due to the completion of the sale of substantially all of EME's international assets.

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

       The presentation of information below pertaining to Edison Mission Energy (EME) and its consolidated subsidiaries should not be understood to mean that EME has agreed to pay or become liable for any debt of MEHC. EME and MEHC are separate entities with separate obligations. MEHC is the sole obligor on the 13.50% senior secured notes due 2008, and neither EME nor any of its subsidiaries or other investments has any obligation with respect to the notes.

       The MD&A is presented in four major sections:

MANAGEMENT'S OVERVIEW, RISKS RELATED TO THE BUSINESS AND CRITICAL ACCOUNTING ESTIMATES

Management's Overview

MEHC as a Holding Company

       MEHC has a 100% ownership interest in EME, which itself operates through its subsidiaries and affiliates. EME continues to operate predominantly in one line of business, electric power generation with all of its continuing operations located in the United States. MEHC has no business activities other than through its ownership interest in EME. During 2001, MEHC issued $800 million of 13.50% senior secured notes due 2008 and borrowed $385 million under a term loan (as discussed below, $100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005). MEHC's ability to honor its obligations under the senior secured notes is entirely dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group Inc., and ultimately Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Dividends from EME are limited based on its earnings and cash flow, business and tax considerations, and restrictions imposed by applicable law.

       On April 5, 2004, the lenders under MEHC's $385 million term loan exercised their right to require MEHC to repurchase $100 million of the principal amount at par on July 2, 2004 (referred to as the "Term Loan Put-Option"). The $100 million of principal, plus interest, was repaid on July 2, 2004. The remaining $285 million of principal, plus interest, was paid on January 3, 2005. The senior secured notes are secured by a first priority security interest in EME's common stock. Any foreclosure on the pledge of EME's common stock by the holders of the senior secured notes would result in a change in control of EME. Since the beginning of 2004, MEHC's principal source of liquidity has been cash dividends from EME.

       EME has not guaranteed the senior secured notes which are non-recourse to EME. The MEHC financing documents contain restrictions on EME's ability and the ability of EME's subsidiaries to enter into specified transactions or engage in specified business activities and require, in some instances, that EME obtains the approval of the MEHC's board of directors. EME's certificate of incorporation binds it to the restrictions in MEHC's financing documents by restricting EME's ability to enter into specified transactions or engage in specified business activities, other than as permitted in MEHC's financing documents, without shareholder approval. See "—Risks Related to the Business."

       MEHC is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance with these requirements, files reports, information statements and other information with the Securities and Exchange Commission.

Dividends to MEHC

       In 2004, EME made dividend payments of $74 million to MEHC. These payments were used together with cash on hand to meet the Term Loan Put-Option payment discussed above. In January 2005, EME made total dividend payments of $360 million to MEHC. A portion of these payments was used to repay the remaining $285 million of the term loan plus interest discussed above.

       EME amended its certificate of incorporation and bylaws in May 2004 to eliminate the so-called "ring-fencing" provisions that were implemented in early 2001 during the California energy crisis, which had included restrictions on dividends.

Dividend Restriction in EME's Corporate Credit Agreement

       On April 27, 2004, EME replaced its $145 million corporate credit agreement with a new $98 million secured corporate credit agreement. As of December 31, 2004, EME had no borrowings outstanding under this credit agreement. EME would not be able to make a distribution if an event of default were to occur and be continuing after giving effect to the distribution.

EME Introduction

       EME is a holding company which operates primarily through its subsidiaries and affiliates which are engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities. EME's subsidiaries or affiliates have typically been formed to own all of or an interest in one or more power plants and ancillary facilities, with each plant or group of related plants being individually referred to by EME as a project. As of December 31, 2004, EME's subsidiaries and affiliates owned or leased interests in 18 power plants.

       EME has financed the development and construction or acquisition of its projects by contributions of equity from EME and the incurrence of so-called project financed debt obligations by the subsidiaries and affiliates owning the operating facilities. These project level debt obligations are generally structured as non-recourse to EME, with several exceptions, including EME's guarantee of the Powerton and Joliet leases as part of a refinancing of indebtedness incurred by its project subsidiary to purchase the Illinois Plants. As a result, these project level debt obligations have structural priority with respect to revenues, cash flows and assets of the project companies over debt obligations incurred by EME itself. In this regard, EME has, itself, borrowed funds to make the equity contributions required of it for its projects and for general corporate purposes. Since EME does not, itself, directly own any revenue producing generation facilities, it depends for the most part on cash distributions from its projects to meet its debt service obligations, to pay for general and administrative expenses and to pay dividends to its parent, MEHC. Distributions to EME from projects are generally only available after all current debt service obligations at the project level have been paid and are further restricted by contractual restrictions on distributions included in the documentation evidencing the project level debt obligations.

EME Restructuring Activities

       During 2004, EME completed the restructuring of indebtedness related to the Illinois Plants and completed the sale of most of its international operations. These transactions were undertaken as part of a restructuring plan that was announced in late 2003.

Refinancing of Indebtedness Associated with the Illinois Plants

       In April 2004, Midwest Generation, LLC (Midwest Generation) completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Concurrently with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease described below.

       Also in April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. EME recorded a pre-tax loss of approximately $956 million (approximately $587 million after tax) due to termination of the lease and the planned decommissioning of the asset. Following the termination of the Collins Station lease, Midwest Generation permanently ceased operations at the Collins Station and decommissioned the plant.

Disposition of International Operations

       EME's international operations, except the Doga project, are accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and, accordingly, all prior periods have been restated to reclassify the results of operations and assets and liabilities as discontinued operations. EME financial statements and the discussion set forth herein have been adjusted to this format of reporting.

       EME has now completed the sale of most of its international operations through the following transactions:

•
In September 2004, EME sold its 51.2% interest in Contact Energy Limited (Contact Energy) to Origin Energy New Zealand Limited. Consideration from the sale of Mission Energy Universal Holdings was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million

  (approximately US$359 million) of assumed debt. (See "Results of Operations—Discontinued Operations.")

•
In December 2004, EME sold ten projects representing most of its remaining international power generation portfolio owned by a wholly owned Dutch subsidiary, MEC International B.V., to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%), referred to in this annual report as IPM. Consideration from the sale of its Dutch holding company and related assets was $2.0 billion. (See "Results of Operations—Discontinued Operations.")

•
In January 2005, EME sold its 50% equity interest in the Caliraya-Botocan-Kalayaan (CBK) project to CBK Projects B.V., the purchasing entity designated by its partner, for $104 million.

•
In February 2005, EME sold its 25% equity interest in the Tri Energy project to IPM for approximately $20 million.

       In connection with the above transactions, together with cash in hand, EME:

•
Repaid $800 million of indebtedness arranged in December 2003 to provide interim financing until asset sales were completed.

•
Made distributions to MEHC (in January 2005) totaling $360 million which were subsequently used primarily to repay the remaining $285 million portion of the term loan.

•
Repaid EME's junior subordinated debentures (in January 2005) and consequently repaid the monthly income preferred securities (MIPS) of $150 million.

       A substantial portion of the proceeds derived from the above transactions has been retained by EME to meet future debt obligations, support working capital requirements and for other corporate purposes discussed further below. At February 28, 2005, EME had corporate cash and cash equivalents of $1.8 billion. While EME will continue to seek to sell its ownership interest in the Doga project, there is no assurance that such efforts will result in a sale.

EME Domestic Operations

       EME's domestic project portfolio may be grouped into two categories: contracted plants and merchant plants. At December 31, 2004, EME owned interests in 11 contracted power plants that sell a majority of their power to customers under long-term sales arrangements (greater than five years) consisting of power purchase agreements or hedge contracts. While operating these projects involves a number of risks, their long-term sales arrangements generally provide a stable and predictable revenue stream which results in reasonably predictable cash distributions to EME.

       EME owns seven merchant power plants (the Illinois Plants and the Homer City facilities) which operate in whole or in part without long-term sales arrangements. EME's merchant plants represent approximately 88% of EME's project portfolio based on capacity. Although the generation of the Illinois Plants was at the time of their acquisition in late 1999 subject to sale under contracts with Exelon Generation Company LLC (Exelon Generation), all of these contracts had expired at the end of 2004. Output from merchant plants (as well as excess output from contracted plants) which is not committed to be sold under long-term sales arrangements is subject, in terms of price and volume, to market forces which determine the actual amount and price of power sold from these power plants.

       Beginning in 2003, a significant factor affecting merchant generators was the substantial increase in the price of natural gas, especially when compared to the less volatile cost of coal. For the years 2003 and 2004, natural gas prices at Henry Hub (a major natural gas trading hub) averaged $5.48 and $5.91, respectively, per million British thermal units, commonly referred to as MMBtu, compared to $3.37 per

MMBtu for 2002. Based upon data from the New York Mercantile Exchange (NYMEX) as of December 28, 2004, the calendar year 2005 forward natural gas price at Henry Hub was $6.34 per MMBtu. Increases in natural gas prices during 2003 resulted in higher wholesale electricity prices (since natural gas is the primary fuel for many generation plants). The increase in natural gas prices was a positive factor for low-cost merchant coal facilities in markets dominated by gas-fired plants and somewhat positive for coal facilities in those markets more dependent on low-cost coal and nuclear facilities. These conditions adversely affected certain of the Illinois Plants, specifically the Collins Station and small peaking units. A description of these market forces and the risks associated with them is included under "Market Risk Exposures."

Expansion of PJM in Illinois

       The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison Company (Commonwealth Edison), which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission (FERC) to join PJM Interconnection, LLC (PJM) effective May 1, 2004. On October 1, 2004, American Electric Power (AEP) was also integrated into PJM. As a result, as of October 1, 2004, Midwest Generation has direct access to a fully interconnected market that covers twelve states and the District of Columbia, and serves a peak load of over 107,000 MW over 49,300 miles of transmission lines. For further discussion, see "Item 1. Business—Regulatory Matters."

Overview of EME's 2004 Financial Performance from Continuing Operations

       EME's financial performance from continuing operations in 2004 and 2003 included a number of important items:

•
The second quarter of 2004 included a $954 million (pre-tax) loss on termination of the lease related to the Collins Station and the return of its ownership to EME and related inventory reserves. Management concluded that the Collins Station was not economically competitive in the current marketplace given the current generation overcapacity in the region and ceased operations effective September 30, 2004. EME recorded a $7 million (pre-tax) loss in the third quarter of 2004 related to the impairment of the Collins Station plant assets and related inventory reserves. By the fourth quarter of 2004, the Collins Station was decommissioned and all units were permanently retired from service, disconnected from the grid, and rendered inoperable, with all operating permits surrendered.

•
The third quarter of 2004 included a charge of $29 million (pre-tax) related to the impairment of six small peaking units in Illinois. In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight units. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment. The 2003 results include a $245 million (pre-tax) loss related to the impairment of these small peaking units. By the fourth quarter of 2004, planning efforts were in progress to decommission the six peaking units.

•
The 2004 results include a pre-tax gain of $47 million from the sale of the company owning EME's interests in Four Star Oil & Gas Company, partially offset by a $4 million loss on the sale of the company holding EME's interest in the Brooklyn Navy Yard project.

•
The 2003 results include a $53 million (pre-tax) loss related to the write-down of EME's investment in the Brooklyn Navy Yard project due to its planned disposition.

•
The 2003 results include a $6 million (pre-tax) loss related to the write-down of EME's investment in the Gordonsville project, which was sold in the fourth quarter of 2003.

       Excluding these items, EME's 2004 income from continuing operations was $13 million compared to $91 million during 2003. Key items affecting EME's operating performance included:

•
A reduction in earnings from the Homer City facilities due in part to:

•
lower generation and availability factor for the Homer City facilities in 2004 as compared to 2003. Planned and unplanned outages were higher during 2004 as compared to 2003, including the unplanned outage related to Unit 1 in the first quarter of 2004;

•
increased fuel costs from higher priced sulfur dioxide (SO2) emission allowances and higher maintenance costs related to the outages discussed above; and

•
temporary fuel supply interruptions during the third quarter of 2004 which were managed through a reduction of off-peak generation and spot purchases of higher priced coal.

•
A decrease in earnings from the Illinois Plants due in large part to:

•
a $56 million (pre-tax) charge recorded during the fourth quarter of 2004 related to an estimate of possible future payments under a contract indemnity agreement related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999. For further discussion, see "Indemnities Provided as Part of the Acquisition of the Illinois Plants" in "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies;" and

•
higher interest expense from new indebtedness incurred in 2004 compared to 2003.

       Partially offset by:

•
lower plant operating lease costs due to the termination of the Collins Station lease in April 2004;

•
lower fuel costs from the sale of excess SO2 emission allowances resulting from higher market prices; and

•
higher energy revenues in 2004 from increased merchant generation at higher prices offsetting the lower capacity payments received under the power purchase agreements with Exelon Generation as a result of Exelon Generation's prior year election to reduce the number of units under contract; energy revenues increased $98 million and capacity revenues decreased $91 million during 2004 compared to 2003.

Management Focus

       Management's focus in 2005 is on the following key items:

•
Transition to Primarily Domestic Operations — With the sale of EME's international operations, management intends to complete a review of its organization and operations and ensure that resources are effectively and efficiently aligned with business requirements.

•
Asset Optimization — With the Illinois Plants and the Homer City facilities being the largest portion of EME's domestic operations, efforts will continue from 2004 to ensure that gross margin from these plants is optimized.

•
Risk Management — Management's goal is to reduce the volatility of its earnings and cash flow and, thus, improve the predictability of operating results. To do this, management is evaluating strategies for a combination of short-term sales, longer-term bilateral contracts, and potential participation in utility auctions for basic generation services (sometimes called "BGS Auctions"). Implementation of these strategies would be undertaken through EME's marketing and trading subsidiary by entering into forward contracts to reduce market risk and enhance the predictability of revenues from the Illinois Plants and the Homer City facilities. Implementation of these strategies is dependent on a number of factors, such as a reduction in the current oversupply of generation, the rate of demand growth, and agreement between counterparties of reasonable credit support undertakings.

•
Liability Management — Management intends to focus on reducing EME's leverage by repaying debt at maturity and repurchasing existing debt where early retirement is considered beneficial, thereby increasing financial flexibility for future growth.

•
New Investments — With the greater financial stability resulting from the sale of EME's international operations, management intends to evaluate and make new investments where appropriate.

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

       MEHC's principal asset is the common stock of EME. In July 2001, MEHC issued $800 million of 13.50% senior secured notes due 2008. The senior secured notes are secured by a first priority security interest in EME's common stock. Any foreclosure on the pledge of EME's common stock by the holders of the senior secured notes would result in a change in control of EME which could have a material adverse effect on EME. See "Item 1. Business—EME's Relationship With Certain Affiliated Companies—MEHC." Dividends from EME are limited based on its earnings and cash flow, the terms of restrictions contained in EME's corporate credit facility, business and tax considerations and restrictions imposed by applicable law. For a discussion of contractual restrictions that could constrain the ability of EME's subsidiaries to pay dividends or distributions to EME, see "Liquidity and Capital Resources—Dividend Restrictions in Major Financings."

       If MEHC were no longer included in the consolidated tax returns of Edison International as a result of Edison International no longer continuing to own, directly or indirectly, at least 80% of the voting power of the stock of such company and at least 80% of the value of such stock, such company would no longer be eligible to participate in tax-allocation payments with other subsidiaries of Edison

International. The arrangements are subject to the terms of tax allocation and payment agreements among Edison International, MEHC, EME and other Edison International subsidiaries. The agreement to which MEHC is a party may be terminated by the immediate parent company of MEHC at any time, by notice given before the first day of the first year with respect to which the termination is to be effective. However, termination does not relieve any party of any obligations with respect to any tax year beginning prior to the notice. If MEHC did not participate in the tax-allocation agreement, it would not be entitled to receive tax-allocation payments if payments were due under the agreement. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement."

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

       Among the factors that influence future market prices for energy and capacity in PJM are:

•
prevailing market prices for fuel oil, coal and natural gas, and associated transportation costs;

•
the cost of emission credits or allowances;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

•
transmission congestion in and to PJM which could limit the prices at which uncontracted energy can be sold;

•
the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants in PJM beyond their presently expected dates of decommissioning;

•
weather conditions prevailing in PJM from time to time; and

•
the rate of electricity use as a result of factors such as regional economic conditions and the implementation of conservation programs.

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

       EME's operations are subject to extensive regulation by governmental agencies. EME's domestic projects are also subject to federal laws and regulations that govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a power plant, the ownership of a power plant and various aspects related to transmission access. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. For more information, see "Item 1. Business—Regulatory Matters."

       There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on EME's business, results of operations or financial condition, nor is there any assurance that EME or its subsidiaries will be able to obtain and comply with all necessary licenses, permits and approvals for its projects. If projects cannot comply with all applicable regulations, EME's business, results of operations and financial condition could be adversely affected. In addition, if any projects were to lose their status as a qualifying facility, exempt wholesale generator or foreign utility company under U.S. federal regulations, EME could become subject to regulation as a "holding company" under the Public Utility Holding Company Act of 1935. If that were to occur, EME would be required to divest all operations not functionally related to the operation of a single integrated utility system and would be required to obtain approval of the Securities and Exchange Commission for various actions. See "Item 1. Business—Regulatory Matters—U.S. Federal Energy Regulation."

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

       Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect EME's coal-fired plants. Also, coal plant emissions of nitrogen and sulfur oxides, mercury and particulates are potentially subject to increased controls and mitigation expenses. Changing environmental regulations could require EME to purchase additional emission allowances or make some units uneconomical to maintain or operate. In addition, EME has an equity interest in and operates an electric generating plant in Turkey, which plant could be impacted by greenhouse gas emission reduction requirements under the Kyoto Protocol if Turkey ratifies the Protocol. If EME cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected. See "—Environmental Matters and Regulations."

The ability of EME's largest subsidiary, Midwest Generation, LLC, to make distributions is restricted.

       Midwest Generation, which owns or leases the Illinois Plants, has entered into financing documents that contain restrictions on its ability to pay dividends. EME is the guarantor of the Powerton and Joliet leases and is obligated under intercompany notes to Midwest Generation to make debt service payments. Each intercompany note is a general corporate obligation of EME and payments on it are made from distributions from subsidiaries and other sources of cash received by EME. Accordingly, EME must continue to make payments under the intercompany notes regardless of whether or not Midwest Generation makes distributions to EME. If EME were not able to satisfy its obligations under the intercompany notes, it would result in a default under the financing documents of EME and Midwest Generation. This could have a material adverse effect on the results of operations and cash flow of EME.

EME and its subsidiaries have a substantial amount of indebtedness, including long-term lease obligations.

       As of December 31, 2004, consolidated debt of EME was $3.7 billion. In addition, EME's subsidiaries have $5.0 billion of long-term lease obligations that are due over a period ranging up to 30 years. The substantial amount of consolidated debt and financial obligations presents the risk that EME and its subsidiaries might not have sufficient cash to service their indebtedness or long-term lease obligations and that the existing corporate debt, project debt and lease obligations could limit the ability of EME and its subsidiaries to compete effectively or to operate successfully under adverse economic conditions.

Restrictions in EME's certificate of incorporation, its credit facilities and the MEHC financing documents limit the ability of EME and its subsidiaries to enter into specified transactions that they otherwise may enter into and may significantly impede their ability to refinance their debt.

       The financing documents entered into by MEHC contain financial and investment covenants restricting EME and its subsidiaries. EME's certificate of incorporation binds it to the provisions in MEHC's financing documents by restricting EME's ability to enter into specified transactions and engage in specified business activities without shareholder approval. The instruments governing EME's indebtedness also contain financial and investment covenants. Restrictions contained in these documents could affect, and in some cases significantly limit or prohibit, EME and its subsidiaries' ability to, among other things, incur, refinance, and prepay debt, make capital expenditures, pay dividends and make other distributions, make investments, create liens, sell assets, enter into sale and leaseback transactions, issue equity interests, enter into transactions with affiliates, create restrictions on the ability to pay dividends or make other distributions and engage in mergers and consolidations. These restrictions may significantly impede the ability of EME and its subsidiaries to take advantage of business opportunities as they arise, to grow their business and compete effectively, or to develop and implement any refinancing plans in respect of their indebtedness. See "—EME and its subsidiaries have a substantial amount of indebtedness, including long-term lease obligations," for further discussion.

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

       The operation of power generation facilities involves many operating and market risks, including:

•
performance below expected levels of output or efficiency;

•
changes in the cost or availability of fuel, emissions credits or allowances, transmission, insurance, supplies or raw materials;

•
interruptions in fuel supply;

•
disruptions in the transmission of electricity;

•
breakdown or failure of equipment or processes;

•
imposition of new regulatory requirements;

•
employee work force factors, including strikes, work stoppages or labor disputes;

•
violation of permit requirements; and

•
operator error or catastrophic events such as terrorist activities, fires, tornadoes, explosions, floods or other similar occurrences affecting power generation facilities.

       There is no assurance that the occurrence of one or more of the events listed above would not significantly decrease or eliminate revenues generated by EME's projects or significantly increase the costs of operating them. Equipment and plant warranties and insurance may not be adequate to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to meet EME's obligations as they become due and could have a material adverse effect on EME. A default under a financing obligation of a project entity could result in a loss of EME's interest in the project.

Critical Accounting Estimates

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

       Derivative financial instruments used for trading purposes include forwards, futures, options, swaps and other financial instruments with third parties. EME records at fair value derivative financial instruments used for trading. The majority of EME's derivative financial instruments with a short-term duration (less than one year) are valued using quoted market prices. In the absence of quoted market prices, derivative financial instruments are valued considering time value of money, volatility of the underlying commodity, and other factors as determined by EME. Resulting gains and losses are recognized in net gains (losses) from price risk management and energy trading in the accompanying consolidated income statements in the period of change. Assets from price risk management and energy trading activities include the fair value of open financial positions related to derivative financial instruments recorded at fair value, including cash flow hedges, that are "in-the-money" and the present value of net amounts receivable from structured transactions. Liabilities from price risk management and energy trading activities include the fair value of open financial positions related to derivative financial instruments, including cash flow hedges, that are "out-of-the-money" and the present value of net amounts payable from structured transactions.

       Determining the fair value of derivatives under SFAS No. 133 is a critical accounting estimate because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credit risks, market liquidity and discount rates. See "Market Risk Exposures," for a description of risk management activities and sensitivities to change in market prices.

       EME enters into master agreements and other arrangements in conducting price risk management and trading activities with a right of setoff in the event of bankruptcy or default by the counterparty. Such transactions are reported net in the balance sheet in accordance with FASB Interpretation No. 39, "Offsetting Amounts Related to Certain Contracts."

Impairment of Long-Lived Assets

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

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors EME considers important, which could trigger an impairment, include operating losses from a project, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. During 2004 and 2003, EME recorded impairment charges of $35 million and $304 million, respectively, related to specific assets included in continuing operations. See "Results of Continuing Operations—Earnings from Consolidated Operations—Illinois Plants" and "Results of Continuing Operations—Earnings from Unconsolidated Affiliates—Asset Impairment Charges."

Off-Balance Sheet Financing

       EME has entered into sale-leaseback transactions related to the Powerton and Joliet plants in Illinois and the Homer City facilities in Pennsylvania. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Operating Lease Obligations." Each of these transactions was completed and accounted for by EME as an operating lease in its consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 98 "Sale-Leaseback Transactions Involving Real Estate" (SFAS No. 98), which requires, among other things, that all of the risk and rewards of ownership of assets be transferred to a new owner without continuing involvement in the assets by the former owner other than as normal for a lessee. The sale-leaseback transactions of these power plants were complex matters that involved management judgment to determine compliance with SFAS No. 98, including the transfer of all of the risk and rewards of ownership of the power plants to the new owner without EME's continuing involvement other than as normal for a lessee. These transactions were entered into to provide a source of capital either to fund the original acquisition of the assets or to repay indebtedness previously incurred for the acquisition. Each of these leases uses special purpose entities.

       Based on existing accounting guidance, EME does not record these lease obligations in its consolidated balance sheet. If these transactions were required to be consolidated as a result of future changes in accounting guidance, it would: (1) increase property, plant and equipment and long-term obligations in the consolidated financial position, and (2) impact the pattern of expense recognition related to these obligations as EME would likely change from its current straight-line recognition of rental expense to an annual recognition of the straight-line depreciation on the leased assets as well as the interest component of the financings which is weighted more heavily toward the early years of the obligations. The difference in expense recognition would not affect EME's cash flows under these transactions. See "Liquidity and Capital Resources—Off-Balance Sheet Transactions—Sale-Leaseback Transactions."

Pensions and Other Postretirement Benefits

       Pension and other postretirement obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and liability measurement. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated at least annually. Other assumptions, such as retirement, mortality and turnover, are evaluated periodically and updated to reflect actual experience.

       The discount rate enables EME to state expected future cash flows at a present value on the measurement date. At the December 31, 2004 measurement date, EME used discount rates of 5.5% for pensions and 5.75% for postretirement benefits other than pensions (PBOP) that represented the market interest rate for high-quality fixed income investments.

       To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. The expected rate of return on plan assets was 7.5% for pensions. Actual returns on the pension plan assets were 12.2%, 5.0% and 11.9% for the one-year, five-year and ten-year periods ended December 31, 2004, respectively.

Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

       At December 31, 2004, EME's pension plans had a $153 million projected benefit obligation (PBO), a $123 million accumulated benefit obligation (ABO) and $77 million in plan assets. A 1% decrease in the discount rate would increase the PBO by $14 million, and a 1% increase would decrease the PBO by $13 million, with corresponding changes in the ABO. A 1% decrease in the expected rate of return on plan assets would increase pension expense by $1 million.

       Annually, EME reviews all pension plans to determine if the ABO exceeds the fair value of the plan's assets. If the ABO exceeds the fair value of the plan assets, EME records an additional minimum pension liability, with a corresponding charge to other comprehensive income. EME may incur additional minimum pension liabilities in future periods.

       At December 31, 2004, EME's PBOP plans had a $58 million PBO. Total expense for these plans was $4 million for 2004. Increasing the health care cost trend rate by 1% would increase the accumulated obligation as of December 31, 2004 by $11 million and annual aggregate service and interest costs by $1 million. Decreasing the health care cost trend rate by 1% would decrease the accumulated obligation as of December 31, 2004 by $9 million and annual aggregate service and interest costs by $1 million.

       See "Results of Operations—New Accounting Pronouncements" for information on the effects of FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

Asset Dispositions and Contract Indemnities

       During 2004, EME completed the sale of the majority of its international operations and recorded a gain on sale. Computing the after-tax gain on sale involved a number of critical accounting estimates requiring management's judgment, including determining the fair value of contract indemnities and income taxes under new regulations as described below:

•
The asset sale agreements contain indemnities from EME to the purchasers, including indemnification for pre-closing environmental liabilities and for pre-closing foreign taxes imposed with respect to operations of the assets prior to the sale. EME also provided an indemnity to IPM for matters arising out of the exercise by one of its project partners of a purported right of first refusal. Under Financial Accounting Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," EME recorded the fair value of the contract indemnities as a liability.

•
Prior to completion of the sale of the international projects, EME paid a dividend from its Dutch holding company. On October 22, 2004, The American Jobs Creation Act of 2004 was enacted which, among other things, included a provision to exclude from Federal income taxes 85% of dividends repatriated from foreign subsidiaries for permitted purposes. While announced by the Internal Revenue Service, its detailed guidance on how these provisions will be interpreted has not yet been issued.

       At December 31, 2004, EME recorded a liability of $158 million related to the above matters which was included in determining the gain on sale of the international projects.

       In addition to the foregoing items related to asset sales, Midwest Generation has agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement (see "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Commercial Commitments"). Midwest Generation engaged an independent actuary with extensive experience in performing asbestos studies to estimate future losses based on the claims experience and other information available. In calculating future losses, the actuary made various assumptions, including, but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that the filing date of asbestos claims will not be after 2045. At December 31, 2004, Midwest Generation had $69 million recorded as a liability related to this contract indemnity.

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. EME uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See Note 12 to the "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements" for additional details.

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

RESULTS OF OPERATIONS

Introduction

       This section discusses operating results in 2004, 2003 and 2002. In 2004, all of EME's international operations are accounted for as discontinued operations. Continuing operations include EME's Illinois Plants and Homer City facilities, equity investments in power projects primarily located in California, corporate interest expense and general and administrative expenses. This section also discusses the effect of new accounting pronouncements on EME's consolidated financial statements. It is organized under the following headings:

Net Income Summary

       Net income (loss) is comprised of the following components:

	Years Ended December 31,
	2004	2003	2002
	(in millions)
Mission Energy Holding Company (parent company):
Loss from continuing operations	$(98)	$(99)	$(93)
Edison Mission Energy and its Consolidated Subsidiaries:
Income (loss) from continuing operations	$(568)	$(95)	$17
Income from discontinued operations	690	124	22
Cumulative changes in accounting principle	—	(9)	(14)

Net Income (Loss)	$24	$(79)	$(68)

       MEHC's loss from continuing operations in 2004 was $98 million compared to $99 million in 2003 and $93 million in 2002. There was no significant change in loss from continuing operations in 2004 from 2003. The 2003 increase in loss from continuing operations was primarily due to lower interest income and higher consulting fees in 2003.

       EME's 2003 loss from a change in accounting principle resulted from the adoption of a new accounting standard for asset retirement obligations. EME's 2002 loss from a change in accounting principle results from the adoption of a new accounting standard for goodwill. See "Results of Continuing Operations—Cumulative Effect of Change in Accounting Principle" for further discussion of these changes in accounting.

       EME's income (loss) from continuing operations for the three years ended December 31, 2004 is comprised of:

	Years Ended December 31,
	2004	2003	2002
	(in millions)
Income (Loss) from Continuing Operations	$(568)	$(95)	$17
Discrete Items (after tax)
Loss on lease termination, asset impairment and other charges (in "Results of Continuing Operations" see "—Illinois Plants" and "—Charges Related to Cancellation of Turbine Orders/Leases" in "Earnings from Consolidated Operations," and "—Earnings from Unconsolidated Affiliates—Asset Impairment Charges")	(608)	(186)	(79)
Gain on sale of assets (see "—Results of Continuing Operations—Earnings from Unconsolidated Affiliates—Four Star Oil & Gas")	29	—	—
Settlement of postretirement employee benefit liability (see "—Results of Continuing Operations—Earnings from Consolidated Operations—Illinois Plants")	—	—	43
Other	(2)	—	—

Income from Continuing Operations (excluding discrete items)	$13	$91	$53

       EME's income from continuing operations, excluding discrete items, in 2004 was $13 million compared to $91 million in 2003 and $53 million in 2002. The 2004 decrease was primarily attributable to lower earnings due to the absence of earnings from Four Star Oil & Gas during 2004 (sold on January 7, 2004), lower earnings from EME's Homer City facilities due to lower generation and higher fuel costs related to emission allowances and lower earnings from EME's Illinois Plants primarily due to a $56 million charge related to a contract indemnity agreement related to asbestos claims with respect to activities at the Illinois plants prior to their acquisition in 1999.

       The 2003 increase in income from continuing operations, excluding discrete items, was primarily attributable to higher earnings from EME's Homer City facilities due to higher energy prices, improved profitability of EME's interest in Four Star Oil & Gas and the Big 4 projects due to higher natural gas prices, and the start of operations at Phase 2 of the Sunrise project in June 2003. Partially offsetting these items were lower capacity revenues at EME's Illinois Plants.

Results of Continuing Operations

Overview

       EME operates in one line of business, electric power generation. Operating revenues are primarily related to the sale of power generated from the Illinois Plants and Homer City facilities. Intercompany interest expense and income between EME and its consolidated subsidiaries have been eliminated in the following project results, except as described below with respect to loans provided to EME from a wholly owned subsidiary, Midwest Generation. Equity in income from unconsolidated affiliates relates to energy projects accounted for under the equity method. EME recognizes its proportional share of the income or loss of such entities.

       MEHC uses the words "earnings" or "losses" in this section to describe EME's income or loss from continuing operations before income taxes.

       The following section provides a summary of the operating results for the three years ended December 31, 2004 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Years Ended December 31
	2004	2003	2002
	(in millions)
Income (Loss) before Taxes and Minority Interest (Earnings/Losses)(1)
Consolidated operations
Illinois Plants	$(881)	$(112)	$232
Homer City	77	137	37
Doga	6	13	17
Charges related to cancellation of turbine orders/leases	—	—	(61)
Other	25	37	39
Unconsolidated affiliates
Big 4 projects	142	135	94
Four Star Oil & Gas	—	43	20
Sunrise	28	35	16
March Point	17	10	18
Doga	1	—	—
Asset impairment charges	—	(59)	—
Other	11	—	25

	(574)	239	437
MEHC and EME corporate interest expense	(441)	(452)	(462)
EME corporate and regional administrative and general	(149)	(138)	(118)
Gain on sale of assets	43	—	—
EME corporate depreciation and other, net	(7)	(16)	(13)

Loss from Continuing Operations Before Income Taxes	$(1,128)	$(367)	$(156)

(1)
Income before taxes of Doga represents both EME's 80% ownership and the ownership of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Doga are reflected in a separate line item in the consolidated statements of income.

Earnings from Consolidated Operations

Illinois Plants

	Years Ended December 31
	2004	2003	2002
	(in millions)
Operating Revenues
Energy revenues	$773	$675	$549
Capacity revenues	289	380	601
Net losses from price risk management	(4)	(3)	(1)

Total operating revenues	1,058	1,052	1,149

Operating Expenses
Fuel(1)	382	391	396
Plant operations	379	333	344
Plant operating leases	84	104	104
Settlement of postretirement employee benefit liability	—	—	(71)
Depreciation and amortization	116	116	108
Loss on lease termination, asset impairment and other charges	989	245	70
Administrative and general	1	7	8

Total operating expenses	1,951	1,196	959

Operating Income (Loss)	(893)	(144)	190

Other Income (Expense)
Interest income from note receivable from EME	113	113	119
Interest expense	(101)	(81)	(77)

Total other income (expense)	12	32	42

Income (Loss) Before Taxes	$(881)	$(112)	$232

Statistics—Coal-Fired Generation(2)
Generation (in GWhr):
Power purchase agreement	13,435	13,949	26,879
Merchant	17,133	13,561	695

Total coal-fired generation	30,568	27,510	27,574

Equivalent Availability(5)	84.4% (3)	82.7% (3)	84.8% (4)
Forced outage rate(6)	5.4%	7.7%	6.5%
Average realized energy price/MWhr:
Power purchase agreement	$17.46	$18.08	$16.78
Merchant	$31.11	$26.57	$20.96
Total coal-fired generation	$24.84	$22.27	$16.89

(1)
The Illinois Plants sold excess SO2 emission allowances to the Homer City facilities at fair market value. Sales were $26 million in 2004, $10 million in 2003 and $5 million in 2002. These sales reduced fuel costs.

(2)
This table summarizes key performance measures related to coal-fired generation, which represents the majority of the operations of the Illinois Plants.

(3)
In 2003 and 2004, equivalent availability was reported on an operating basis as certain units became merchant.

(4)
In 2002, all units were under contract and equivalent availabilities shown are as calculated under the contract. Certain forced outages are considered non-curtailing or "excused" under the power purchase agreement if they occur during low demand periods. As such, these equivalent availabilities can be 1% to 4% higher than the actual equivalent availabilities calculated under an operating basis.

(5)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability captures the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shut down. The coal plants are not available during periods of planned and unplanned maintenance.

(6)
Midwest Generation generally refers to unplanned maintenance as a forced outage.

       Losses from the Illinois Plants increased $769 million in 2004 compared to 2003, and decreased $344 million in 2003 compared to 2002. Discrete items affecting the income (loss) of the Illinois Plants include:

•
$961 million loss recorded in 2004 related to the termination of the Collins Station lease and the return of ownership of the Collins Station to EME, and the impairment of plant assets and related inventory reserves. Management concluded that the Collins Station was not economically competitive in the marketplace given generation overcapacity and ceased operations effective September 30, 2004.

•
$29 million loss recorded in 2004 related to the impairment of six of the eight small peaking units in Illinois. In September 2004, management completed an analysis of future competitiveness of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight units. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units, resulting in an impairment charge under SFAS No. 144.

•
$245 million loss recorded in 2003 related to the impairment of all eight of the small peaking units in Illinois that resulted from a revised long-term outlook for capacity revenues from the peaking units. The lower capacity revenue outlook was the result of a number of factors, including higher long-term natural gas prices and generation overcapacity.

•
$45 million charge in 2002 related to the settlement agreement with Commonwealth Edison that terminated the obligation to build 500 MW of additional gas-fired generation.

•
$25 million charge in 2002 related to the write-off of capitalized costs associated with the suspension of the Powerton Station SCR major capital improvement project.

•
$71 million gain in 2002 from settlement of postretirement employee benefit liability related to a retirement health care and other benefits plan for union-represented employees at the Illinois Plants that expired on June 15, 2002.

       Earnings from the Illinois Plants, excluding the above discrete items, decreased $24 million in 2004 compared to 2003, and $98 million in 2003 compared to 2002. The 2004 decrease in earnings is due to the following factors:

•
a $56 million charge related to an estimate of possible future payments under a contract indemnity agreement related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999 (for further discussion, see "Indemnities Provided as Part of the Acquisition of the Illinois Plants" in "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies"); and

•
higher interest expense from new indebtedness incurred in 2004 compared to 2003.

       Partially offset by:

•
lower plant operating lease costs due to the termination of the Collins Station lease in April 2004;

•
lower fuel costs resulting from the sale of excess SO2 emission allowances at higher market prices; and

•
higher energy revenues in 2004 from increased merchant generation at higher prices which offset the lower capacity payments received under the power purchase agreements with Exelon Generation. Accordingly, energy revenues increased $98 million and capacity revenues decreased $91 million during 2004 compared to 2003.

       The 2003 decrease in earnings is primarily due to an approximately $221 million decrease in capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation, partially offset by an approximately $126 million increase in energy revenue due to the shift to merchant generation. The merchant generation currently earns minimal capacity revenues but earns higher energy revenues due to higher average realized energy prices as compared to the energy prices set forth in the power purchase agreements previously in effect.

       During 2003 and 2004, the Illinois Plants had one unit at the Collins Station available for sale into the wholesale power market. Due to the substantial increase in natural gas prices in 2003 and 2004, the marginal cost of generation generally exceeded the spot price for energy. As a result, merchant sales from the Collins Station were minimal during 2003 and 2004. In addition, the Illinois Plants permanently ceased operations at all units at the Collins Station on September 30, 2004 after termination of the lease.

       Losses from price risk management were $4 million, $3 million and $1 million in 2004, 2003 and 2002, respectively. The 2004 losses primarily related to power contracts that did not qualify for hedge accounting under SFAS No. 133. The 2003 losses primarily reflect a mark-to-market adjustment for $3 million related to an option in which Midwest Generation had to purchase energy from Calumet Energy Team LLC, which is accounted for as a derivative under SFAS No. 133. The 2002 losses were primarily due to the realized loss recognized on futures contracts that expired in August 2002 that did not qualify for hedge accounting under SFAS No. 133.

       The earnings (losses) of the Illinois Plants included interest income of $113 million, $113 million and $119 million in 2004, 2003 and 2002, respectively, related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes. See "Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Critical Accounting Estimates—Off-Balance Sheet Financing" for further discussion of these leases.

Homer City

	Years Ended December 31,
	2004	2003	2002
	(in millions)
Operating Revenues
Energy revenues	$486	$491	$348
Capacity revenues	28	30	41
Net gains (losses) from price risk management	(17)	10	(2)

Total operating revenues	497	531	387

Operating Expenses
Fuel(1)	215	193	148
Plant operations	88	82	87
Plant operating leases	102	102	102
Depreciation and amortization	15	15	15
Administrative and general	3	—	—

Total operating expenses	423	392	352

Operating Income	74	139	35

Other Income (Expense)
Interest expense	4	—	2
Other income (expense)	(1)	(2)	—

Total other income (expense)	3	(2)	2

Income Before Taxes	$77	$137	$37

Statistics
Generation (in GWhr)	13,292	14,403	12,111
Availability(2)	85.1%	88.7%	76.8%
Forced outage rate(3)	5.3%	5.1%	16.0%
Average realized energy price/MWhr	$36.20	$34.02	$28.70

(1)
The Homer City facilities purchased SO2 emission allowances from the Illinois Plants at fair market value. Purchases were $26 million in 2004, $10 million in 2003 and $5 million in 2002. These purchases are included in fuel costs.

(2)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(3)
Homer City generally refers to unplanned maintenance as a forced outage.

       Earnings from Homer City decreased $60 million in 2004 compared to 2003 and increased $100 million in 2003 compared to 2002. The 2004 decrease in earnings is primarily due to increased losses related to price risk management activities and an increase in fuel costs from higher priced SO2 emission allowances (these factors are discussed further below). Homer City also had lower energy revenues in 2004 due to lower generation and availability, which was mostly offset by increased average realized energy prices. During the first quarter of 2004, an unplanned outage at Unit 1 contributed to lower generation and higher maintenance costs. During the third quarter of 2004, coal deliveries under contracts with four fuel suppliers to Homer City were temporarily interrupted. As a result of these interruptions, Homer City reduced generation during off-peak periods when power prices were lower and purchased coal from alternative suppliers at spot prices which were substantially higher than the contract prices from these four fuel suppliers. See "—Contractual Obligations, Commitments and Contingencies—Contractual Obligations—Fuel Supply Dispute" for more information regarding the fuel supply interruptions and the dispute with two of the suppliers.

       The price of emission allowances, particularly SO2 allowances issued through the Acid Rain Program of the United States Environmental Protection Agency, also increased substantially in 2004. The average cost of SO2 allowances increased from $170 per ton during 2003 to $436 per ton in 2004. The market for SO2 allowances also experienced increased volatility, with prices ranging from $220 to $740 per ton (in contrast to a range of $100 to $220 between 1998 and 2003). These developments have been attributed to reduced numbers of both allowance sellers and prior vintage allowances. The total cost to purchase SO2 emission allowances during 2004 increased to $43 million from $15 million in 2003.

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

       Power prices in 2004 and 2003 were favorably affected by higher natural gas prices in the United States. The 24-hour PJM market price (at the Homer City busbar) was $40.79, $35.08 and $25.63 per megawatt hour in 2004, 2003 and 2002, respectively. The increase in market prices improved the profitability of the Homer City plant in each year.

       Losses from price risk management activities increased $27 million in 2004 compared to 2003 and decreased $12 million in 2003 compared to 2002. A significant portion of the 2004 increase and 2003 decrease was attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Also included in the 2004 losses are realized losses related mostly to futures contracts that did not qualify for hedge accounting under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains (losses) of approximately $(14) million, $11 million and $(2) million in 2004, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective gains (losses) from Homer City were partially attributable to changes in the difference between energy prices at PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, Homer City recognized gains (losses) on the ineffective portion related to forward contracts that expired during the respective periods. See "—Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

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

Earnings from Unconsolidated Affiliates

Big 4 Projects

       EME owns partnership investments (50% ownership or less) in Kern River Cogeneration Company, Midway-Sunset Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company. These projects have similar economic characteristics and have been used, collectively, to secure bond financing by Edison Mission Energy Funding Corp., a special purpose entity. See "—New Accounting Pronouncements—Statement of Financial Accounting Standards Interpretation No. 46(R)," for discussion of EME's accounting for this entity. Due to similar economic characteristics and the bond financing related to EME's equity investments in these projects, EME evaluates them collectively and refers to them as the Big 4 projects.

       Earnings from the Big 4 projects increased $7 million in 2004 compared to 2003, and increased $41 million in 2003 compared to 2002. The 2004 and 2003 changes in earnings were largely due to higher energy prices in 2004 and 2003. The impact of the higher energy prices in 2004 was partially offset due to planned outages at the Sycamore Cogeneration plant and the Watson Cogeneration plant in March 2004.

       The earnings from the Big 4 projects included interest expense of Edison Mission Energy Funding of $12 million, $16 million and $19 million in 2004, 2003 and 2002, respectively.

Four Star Oil & Gas

       EME's share of earnings from its ownership interest in Four Star Oil & Gas Company was $43 million and $20 million in 2003 and 2002, respectively, with no earnings from its ownership interest recorded in 2004 due to the sale of the project. The 2004 earnings include the gain on sale of 100% of EME's stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, on January 7, 2004. Proceeds from the sale were approximately $100 million. EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

Sunrise

       Earnings from the Sunrise project decreased $7 million in 2004 from 2003 and increased $19 million in 2003 from 2002. The 2004 decrease primarily resulted from higher interest expense due to the completion of the Sunrise project financing in September 2003. The 2003 increase in earnings primarily resulted from additional earnings from the completion of Phase 2 of the Sunrise project in June 2003.

March Point

       Earnings from March Point increased $7 million in 2004 from 2003 and decreased $8 million in 2003 from 2002. The change in earnings in these periods was primarily due to the ineffective portion of fuel contracts entered into by March Point, which are derivatives that qualified as cash flow hedges under SFAS No. 133. The increase in 2004 was attributable to higher operating revenues in 2004 because there was no planned outage in 2004, as there was in 2003.

Doga

       In accordance with Statement of Financial Accounting Standards Interpretation No. 46(R), "Consolidation of Variable Interest Entities," EME determined that it was not the primary beneficiary of the Doga project and, accordingly, deconsolidated this project at March 31, 2004. Revenues included in EME's consolidated statements of income from the Doga project were $29 million (representing the first quarter of 2004) in 2004, $124 million in 2003, and $111 million in 2002. Beginning April 1, 2004, EME recorded its interest in the Doga project on the equity method of accounting.

       Earnings from the Doga project were $6 million in 2004, $13 million in 2003 and $17 million during 2002. Earnings from the Doga project decreased in 2004 from 2003 primarily due to lower generation and higher major maintenance costs due to plant outages, and write-off of uncollectible receivables. Earnings from the Doga project also decreased in 2003 from 2002 due to updated levelization of revenue and higher value-added taxes.

Asset Impairment Charges

       Asset impairment charges were none in 2004, $59 million in 2003 and none in 2002. In 2003, EME recorded a $59 million loss related to the write-down of EME's investments in the Brooklyn Navy Yard and Gordonsville projects due to their planned dispositions.

Other

       Earnings from other projects (consolidated subsidiaries) decreased $12 million in 2004 from 2003 and $2 million in 2003 from 2002. Included in these earnings were gains from energy trading activities of $29 million, $40 million and $42 million in 2004, 2003 and 2002, respectively. The net gains from energy trading activities were the result of proprietary trading in the power markets in which EME has power plants. Gains from proprietary energy trading activities in 2004 were lower than in 2003 due to less favorable market conditions (prices and volatility). Earnings from other projects (unconsolidated affiliates) increased $11 million in 2004 from 2003 and decreased $25 million in 2003 from 2002. The 2004 increase was primarily due to higher earnings from the TM Star project due to mark-to-market losses recorded in 2003. The 2003 decrease was partially due to lower earnings from the Westside projects due to mark-to-market gains recorded in 2002 and losses from the TM Star project due to a change in market value of natural gas contracts that did not qualify for hedge accounting under SFAS No. 133.

Seasonal Disclosure

       EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

MEHC and EME Corporate Interest Expense

	Years Ended December 31,
	2004	2003	2002
	(in millions)
MEHC (excluding EME) interest expense to third parties	$158	$160	$160
EME's interest expense to third parties	170	179	183
EME's interest expense to Midwest Generation	113	113	119

Total corporate interest expense	$441	$452	$462

MEHC and EME Corporate and Regional Administrative and General Expenses

       Administrative and general expenses increased $11 million in 2004 from 2003, and $20 million in 2003 from 2002. The 2004 increase was primarily due to increased use of third-party consultants and higher performance-based compensation, partially offset by lower debt restructuring costs. The 2003 increase was primarily due to higher costs incurred for performance-based compensation.

Income Taxes

       MEHC's income tax benefit from continuing operations was $463 million in 2004, $175 million in 2003 and $82 million in 2002. The increase in the income tax benefit was due to losses related to the termination of the Collins lease and impairment charges. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "—Liquidity and Capital Resources—Intercompany Tax-Allocation Agreement."

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

Statement of Financial Accounting Standards No. 142

       Effective January 1, 2002, EME adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. During the third quarter of 2002, EME concluded that fair value of the goodwill related to the Citizens Power LLC acquisition was impaired by $14 million, net of $9 million of income tax benefit and, accordingly, reported this amount as a cumulative change in accounting. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," EME's financial statements for the first quarter of 2002 were restated to reflect the accounting change as of January 1, 2002. Since 2002, there have been no changes related to goodwill classified as part of continuing operations and the balance is immaterial to EME's consolidated balance sheet.

Discontinued Operations

       Income from operations of discontinued subsidiaries, net of tax, were $690 million in 2004, $124 million in 2003 and $22 million in 2002. During 2004 and the beginning of 2005, EME completed the sale of most of its international operations through the following transactions:

•
On September 30, 2004, EME completed the sale of its 51.2% interest in Contact Energy to Origin Energy New Zealand Limited. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser.

•
On December 16, 2004, EME completed the sale of the stock and related assets of MEC International B.V. to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%), referred to as IPM. The sale of MEC International B.V. (MECIBV) included the sale of EME's interests in ten electric power generating projects or companies located in Europe, Asia, Australia, and Puerto Rico. Consideration from the sale of MECIBV was $2.0 billion in cash. EME will retain its ownership of the subsidiaries associated with the Lakeland project and some inactive subsidiaries.

       The aggregate after-tax gain on the sale of the above-referenced international projects was $533 million. Subsequent to December 31, 2004, EME completed the following additional sales:

•
On January 10, 2005, EME completed the sale of its 50% equity interest in the CBK hydroelectric power project located in the Philippines to CBK Projects B.V. Proceeds from the sale were approximately $104 million.

•
On February 3, 2005, EME sold its 25% equity interest in the Tri Energy project to IPM. Proceeds from the sale were approximately $20 million.

       During the third quarter of 2004, EME reclassified its international activities which were then under contracts for sale as discontinued operations. Subsequently, EME completed the sale of these operations as described above, except for the Doga project, which is no longer under a contract for sale. While EME continues to seek to sell its ownership interest in this project, there is no assurance that such efforts will result in a sale during the twelve-month period prescribed under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, EME reclassified the Doga project to continuing operations during the fourth quarter of 2004, and, accordingly, it is reflected as part of continuing operations for all periods presented.

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

Lakeland Project

       In 2001, EME ceased consolidating the activities of Lakeland Power Ltd. when an administrative receiver was appointed following a default by Norweb Energi Ltd., the counterparty to a long-term power sales agreement. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. In 2003, a third party completed the purchase of the Lakeland power plant from the administrative receiver for £24 million. The proceeds from the sale and existing cash were used to fund partial repayment of the outstanding debt owed to secured creditors of the project. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. Norweb Energi Ltd. is a subsidiary of TXU (UK) Holdings Limited (TXU UK) and is an indirect subsidiary of TXU Europe Group plc (TXU Europe). On November 19, 2002, TXU UK and TXU Europe, together with a related entity, TXU Europe Energy Trading Limited (TXU Energy), entered into formal administration proceedings in the United Kingdom (similar to bankruptcy proceedings in the United States). To the extent that Lakeland Power receives payment under its claim, such amounts will first be used to repay amounts due to its creditors. In October 2004, for approximately £6 million, EME purchased from Lakeland's secured creditors the debt owed them by Lakeland Power. The purchase of the outstanding bank debt was completed to maximize EME's recovery from the proceeds ultimately received from the claim against Norweb Energi. Based on the settlement of claims currently being discussed as part of the TXU Europe administration proceeding, the secured debt of Lakeland Power is expected to be repaid in full. In addition, depending on the outcome of the TXU Europe administration proceedings, EME may receive additional cash from the settlement of the claims.

       See "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Discontinued Operations" for additional details related to discontinued operations.

New Accounting Pronouncements

Introduction

       A number of changes in accounting standards or interpretations were issued or effective during 2004, including the following items that were relevant to EME.

Statement of Financial Accounting Standards Interpretation No. 46(R)

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

Deconsolidation of Special Purpose Entities

       In accordance with FIN 46R, EME deconsolidated the following two financing entities:

•
Edison Mission Energy Funding Corp., which is referred to as EME Funding, was formed to obtain bond financing based on EME's ownership interest in the Big 4 projects. The proceeds from the issuance of the bonds were loaned to four subsidiary holding companies of the Big 4 projects on terms that match the bonds. Accordingly, EME Funding has liabilities equal to the bonds and assets equal to the receivables from the subsidiary holding companies. The subsidiary holding companies have guaranteed the bonds issued by EME Funding. In order to comply with FIN 46R, EME includes the debt obligations of EME holding companies to EME Funding in its consolidated balance sheet and no longer consolidates the assets and liabilities of this special purpose entity.

•
Mission Capital, L.P., a limited partnership, of which EME is the sole general partner, issued 6 million Cumulative Monthly Income Preferred Securities (referred to as MIPS) and invested the proceeds in junior subordinated deferrable interest debentures issued by EME. EME issued a guarantee in favor of the holders of the preferred securities, which guarantees the payments of distributions declared on the preferred securities, payments upon a liquidation of Mission Capital and payments on redemption with respect to any preferred securities called for redemption by Mission Capital. Accordingly, Mission Capital has liabilities equal to the MIPS and assets equal to the junior subordinated deferrable interest debentures due from EME. On January 25, 2005, all of these securities were redeemed for a purchase price of 100% of the principal amount, plus accrued interest through January 25, 2005. In order to comply with FIN 46R, EME includes the junior subordinated deferrable interest debentures due to Mission Capital in its consolidated balance sheet and no longer consolidates the assets and liabilities of this special purpose entity. EME repaid the junior subordinated deferrable interest debentures in January 2005 that in turn repurchased the MIPS for $150 million.

Deconsolidation of Variable Interest Entities

       In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the Doga and Kwinana projects and, accordingly, deconsolidated these projects at March 31, 2004. The Kwinana project was sold on December 16, 2004 as part of the sale of international operations to IPM, and accordingly, is included in discontinued operations.

Variable Interest Entities

       EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at December 31, 2004	EME's Ownership Interest at December 31, 2004	Description
Sunrise	Fellows, CA	$97	50%	Gas-fired facility
Watson	Carson, CA	88	49%	Cogeneration facility
Sycamore	Bakersfield, CA	48	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	51	50%	Cogeneration facility
Kern River	Bakersfield, CA	37	50%	Cogeneration facility

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

Statement of Financial Accounting Standards No. 151

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. EME does not expect the adoption of this standard to have a material impact on EME's consolidated financial statements.

Statement of Financial Accounting Standards No. 153

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring beginning in the third quarter of 2005. EME does not expect the adoption of this standard to have a material impact on EME's consolidated financial statements.

Statement of Financial Accounting Standards No. 123(R)

       In December 2004, the FASB reissued SFAS No. 123(R), "Share-Based Payment." This is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. The standard, effective July 1, 2005, will require EME to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, which was permitted under Statement 123, as originally issued. EME currently uses the intrinsic value accounting method for stock-based compensation. The difference in expense between the two methods is reflected in the pro forma table in Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation to the "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements." EME is currently in the process of evaluating the impact of SFAS No. 123(R) on its consolidated financial statements and has not yet selected a transition method for adoption of the new standard.

FASB Staff Position FAS 109-1

       In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. This FASB Staff Position had no impact on EME's consolidated financial statements. EME is evaluating the effect that the tax deduction will have in subsequent years.

LIQUIDITY AND CAPITAL RESOURCES

       The following discussion of liquidity and capital resources is organized in the following sections:

MEHC's Liquidity

       MEHC's ability to honor its obligations under the senior secured notes and to pay overhead is substantially dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group, and ultimately Edison International. See "EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Dividends from EME are limited based on its earnings and cash flow, terms of restrictions contained in EME's corporate credit facility, business and tax considerations and restrictions imposed by applicable law.

       At December 31, 2004, MEHC had cash and cash equivalents of $2 million (excluding amounts held by EME and its subsidiaries). On April 5, 2004, the lenders under MEHC's $385 million term loan due in 2006 exercised their right to require MEHC to repurchase $100 million of principal amount at par on July 2, 2004 (referred to as the "Term Loan Put-Option"). The $100 million principal, plus interest, was paid on July 2, 2004. The remaining $285 million of principal, plus interest, was paid on January 3, 2005.

Dividends to MEHC

       In 2004, EME made dividend payments of $74 million to MEHC. These payments were used together with cash on hand to meet the Term Loan Put-Option payment discussed above. In January 2005, EME made total dividend payments of $360 million to MEHC. A portion of these payments was used to repay the remaining $285 million of the term loan plus interest discussed above.

       EME amended its certificate of incorporation and bylaws in May 2004 to eliminate the so-called "ring-fencing" provisions that were implemented in early 2001 during the California energy crisis, which had included restrictions on dividends.

Dividend Restriction in EME's Corporate Credit Agreement

       On April 27, 2004, EME replaced its $145 million corporate credit agreement with a new $98 million secured corporate credit agreement. As of December 31, 2004, EME had no borrowings outstanding under this credit agreement. EME would not be able to make a distribution if an event of default were to occur and be continuing after giving effect to the distribution.

EME's Liquidity

       At December 31, 2004, EME and its subsidiaries had cash and cash equivalents of $2.3 billion, including $2.0 billion received from the sale of its international assets to IPM in December 2004, and EME had available the full amount of borrowing capacity under a $98 million corporate credit facility. EME's consolidated debt at December 31, 2004 was $3.7 billion. In addition, EME's subsidiaries had $5.0 billion of long-term lease obligations that are due over periods ranging up to 30 years.

Key Financing Developments

EME Financing Developments

       On October 5, 2004, EME's subsidiary, Mission Energy Holdings International, Inc., repaid $600 million of the $800 million secured loan with the majority of the proceeds received from the sale of Contact Energy and cash on hand. In December 2004, EME completed the repayment of the remaining $200 million secured loan at Mission Energy Holdings International, Inc. Accordingly, this credit agreement has been terminated.

       On April 27, 2004, EME replaced its $145 million corporate credit facility with a new $98 million secured corporate credit facility. This credit facility matures on April 27, 2007. Loans made under this credit facility bear interest at LIBOR plus 3.50% per annum. As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects, and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME is free to use these distributions unless and until an event of default occurs under its corporate credit facility.

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of December 31, 2004, Midwest Generation had no borrowings outstanding under the working capital facility and had reimbursement obligations under a letter of credit for approximately $3 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

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

Termination of the Collins Station Lease

       On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. EME recorded a pre-tax loss of approximately $951 million (approximately $585 million after tax) due to termination of the lease and the planned decommissioning of the asset.

       Following the termination of the Collins Station lease, Midwest Generation announced plans on May 28, 2004 to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. By the fourth quarter of 2004, the Collins Station was decommissioned and all units were permanently retired from service, disconnected from the grid, and rendered inoperable, with all operating permits surrendered.

2005 Capital Expenditures

       The estimated capital and construction expenditures of EME's subsidiaries are $78 million, $20 million and $24 million for 2005, 2006 and 2007, respectively. Non-environmental expenditures relate to upgrades to dust collection/mitigation systems, coal handling system and component replacement projects. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations. Included in the estimated expenditures are environmental expenditures of $28 million for 2005 and $1 million for 2006. In late 2004, Midwest Generation returned Will County Units 1 and 2 to service. As part of returning these units to service, Midwest Generation expects to install environmental improvements of approximately $10 million in 2005. In addition, Homer City plans to spend approximately $18 million in 2005 related to environmental projects such as selective catalytic reduction system improvements on all three units and ash removal improvements on two of the units.

MEHC's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

       Cash used in operating activities increased $977 million in 2004 from 2003, and cash provided by operating activities decreased $246 million in 2003 from 2002. The 2004 increase was primarily attributable to the $960 million lease termination payment in 2004 related to the Collins Station lease and tax-allocation payments of $7 million paid by EME to Edison International during 2004, compared to $112 million in tax-allocation payments received by EME from Edison International during 2003. EME made tax payments in 2004 primarily attributable to taxable income resulting from the sale of the Four Star Oil & Gas and Brooklyn Navy Yard projects. In addition, MEHC received $22 million and $61 million in tax-allocation payments in 2004 and 2003, respectively. For further discussion of the tax-allocation payments, see "—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." In addition, distributions from unconsolidated affiliates were lower during 2004 compared to 2003, primarily because the 2003 distributions included $151 million from completion of the Sunrise project financing in September 2003.

       The 2003 decrease is due to lower tax-allocation payments received from Edison International. MEHC received $61 million and $89 million in tax-allocation payments in 2003 and 2002, respectively. Partially offsetting this decrease was higher distributions from EME's unconsolidated affiliates primarily due to the receipt of $151 million from the completion of the Sunrise project financing in September 2003.

Consolidated Cash Flows from Financing Activities

       Cash used in financing activities decreased $453 million in 2004 from 2003, and increased $204 million in 2003 from 2002. The 2004 decrease was due to a higher level of borrowings in 2004 compared to 2003, primarily due to the $1 billion secured notes and $700 million term loan facility received by Midwest Generation in April 2004 partially offset by the repayment of the $800 million secured loan at EME's subsidiary, Mission Energy Holdings International, Inc., $693 million related to Edison Mission Midwest Holdings' credit facility and $28 million related to the Coal and Capex facility in April 2004, and $100 million related to the $385 million term loan in July 2004.

       The 2003 increase was due to higher levels of payments on long-term debt agreements in 2003 from 2002, including debt service payments of $911 million related to Tranche A and $116 million related to Tranche B of Edison Mission Midwest Holdings' credit facility, repayment of $167 million on the Coal and Capex facility guaranteed by EME, and debt service payments of $118 million related to three of EME's subsidiaries. Partially offsetting this increase were higher levels of borrowings in 2003 from 2002 due to the $800 million secured loan received by Mission Energy Holdings International, Inc.

Consolidated Cash Flows from Investing Activities

       Cash provided by investing activities increased $2.8 billion in 2004 from 2003, and cash used in investing activities decreased $126 million in 2003 from 2002. The 2004 increase was due to a combination of the following:

•
$2.7 billion in proceeds received in 2004 from the sale of most of EME's international operations.

•
$118 million in proceeds received in 2004 from the sale of EME's stock in Edison Mission Energy Oil & Gas and the sale of EME's 50% partnership interest in the Brooklyn Navy Yard project.

•
A reduction in investment in new plant and equipment. EME invested $55 million and $81 million in property and equipment during 2004 and 2003, respectively.

•
$23 million in equity contributions to the Sunrise project in 2003.

       The 2003 decrease was due to a $300 million payment in 2002 for the Illinois Plants' peaking units that were subject to a lease included in capital expenditures, partially offset by $255 million received in 2002 as a repayment of a note receivable held by EME. There were no comparable cash receipts in 2003.

Also included in capital expenditures in 2002 were payments for three turbines purchased under EME's Master Turbine Lease with funds from restricted cash of $61 million.

Net Changes in Cash of Discontinued Operations

       Net changes in cash of discontinued operations for 2004 was $(512) million which primarily related to the reduction in working capital resulting from the sale of substantially all of the international projects described under "—Results of Operations—Discontinued Operations." The gross proceeds from the sale of the international projects is reflected as cash flow from investing activities in the Statement of Cash Flows, whereby the cash from discontinued operations acquired by the purchasing entity (approximately $145 million) and income taxes resulting from the sale of the projects (approximately $400 million) are reflected as a decrease in cash of discontinued operations.

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

       The credit ratings of EME are below investment grade and, accordingly, EME has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties for its price risk management and trading activities related to accounts payable and unrealized losses. As a result of Midwest Generation's new working capital facility, Midwest Generation now provides credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants.

       Edison Mission Marketing & Trading has provided credit for the benefit of counterparties in the form of cash and letters of credit ($79 million as of December 31, 2004) for EME's price risk management and domestic trading activities (including Midwest Generation and Homer City) related to accounts payable and unrealized losses.

       EME expects to have higher merchant generation in 2005 than in previous years, as a result of the expiration in 2004 of the power purchase agreements between Midwest Generation and Exelon Generation. The increased merchant generation will increase the potential for margin and collateral requirements. Changes in forward market prices and the strategies adopted for merchant generation could further increase the need for credit support for price risk management activities related to EME's projects. Using common industry analytics, EME estimates that total margin and collateral requirements to support price risk management could increase to approximately $400 million in 2005 if 50% of merchant generation from the Illinois Plants and Homer City facilities is sold forward for one year and power prices subsequently increased. Midwest Generation is expected to have cash on hand and a $200 million working capital facility that can be used to provide credit support for forward contracts entered into on behalf of the Illinois Plants. In addition, EME is expected to have cash on hand and a $98 million working capital facility that can be used to provide credit support for its subsidiaries. See "—EME's Liquidity" for further discussion.

Credit Rating of Edison Mission Marketing & Trading

       The Homer City sale-leaseback documents restrict EME Homer City Generation L.P.'s (EME Homer City's) ability to enter into trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of the Homer City facilities if Edison Mission Marketing & Trading does not have an investment grade credit rating from Standard & Poor's or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all of the output from the Homer City facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either: (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions, through December 31, 2006. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable by the sale-leaseback owner participant at any time. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME is permitted to sell the output of the Homer City facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Homer City Facilities."

EME's Liquidity as a Holding Company

Overview

       At December 31, 2004, EME had corporate cash and cash equivalents of $1.9 billion to meet liquidity needs. See "—EME's Liquidity." EME had no borrowings outstanding or letters of credit outstanding on the $98 million secured line of credit at December 31, 2004. During 2004, EME's cash position increased primarily due to proceeds received from the sale of most of its international assets and an increase of distributions received from its consolidated subsidiaries. Cash distributions from EME's subsidiaries and partnership investments, and unused capacity under its corporate credit facility represent

EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

       EME's secured corporate credit facility provides credit available in the form of cash advances or letters of credit. In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility. EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement). At December 31, 2004, EME met both these ratio tests.

       As security for its obligations under its new corporate credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME is free to use these distributions unless and until an event of default occurs under its corporate credit facility.

       At December 31, 2004, EME also had available $87 million under Midwest Generation EME, LLC's $100 million letter of credit facility with Citibank, N.A., as Issuing Bank, that expires in December 2006. Under the terms of this letter of credit facility, Midwest Generation EME is required to deposit cash in a bank account in order to cash collateralize any letters of credit that may be outstanding under it. The bank account is pledged to the Issuing Bank. Midwest Generation EME owns 100% of Edison Mission Midwest Holdings, which in turn owns 100% of Midwest Generation, LLC.

Historical Domestic Distributions Received By EME

       The following table is presented as an aid in understanding the cash flow of EME's domestic operations and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Years Ended December 31,
	2004	2003		2002
	(in millions)
Distributions from Consolidated Operating Projects:
EME Homer City Generation L.P. (Homer City facilities)	$61	$128	(1)	$—
Edison Mission Midwest Holdings (Illinois Plants)	88	—		—
Holding companies of other consolidated operating projects	1	1		2
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(2)	108	98		137
Four Star Oil & Gas Company	—	21		21
Sunrise Power Company	19	69	(3)	—
Holding companies for Westside projects	18	25		42
Holding companies of other unconsolidated operating projects	3	7		10

Total Distributions	$298	$349		$212

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

(3)
Includes $59 million of the $151 million proceeds from the Sunrise project financing. EME has classified the remaining $92 million as a return of capital.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

       Set forth below are key ratios of EME's principal subsidiaries for the twelve months ended December 31, 2004:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation, LLC (Illinois Plants)	Interest Coverage Ratio	Greater than or equal to 1.25 to 1	2.28 to 1 (1)
Midwest Generation, LLC (Illinois Plants)	Secured Leverage Ratio	Less than or equal to 8.75 to 1	6.00 to 1
EME Homer City Generation L.P. (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.33 to 1
Edison Mission Energy Funding Corp. (Big 4 Projects)	Debt Service Coverage Ratio	Greater than or equal to 1.25 to 1	2.63 to 1

(1)
Interest coverage ratio was computed on a pro forma basis assuming the credit facility had been in existence for a twelve-month period.

Midwest Generation Financing Restrictions on Distributions

       Midwest Generation is bound by the covenants in its credit agreement and indenture as well as certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit agreement contains financial covenants binding on Midwest Generation.

Covenants in Credit Agreement

       In order for Midwest Generation to make a distribution, its credit agreement requires that it be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

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

       In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit agreement) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in this latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. With the remaining excess cash flow, Midwest Generation must offer to prepay the term loan to the lenders. Each of the lenders may, at its option, decline such prepayment with respect to its pro rata share of the term loan. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation may equal but not exceed 100% of excess cash flow generated since becoming investment grade plus 75% of excess cash flow generated during the period between April 27, 2004 and the date immediately prior to becoming investment grade.

       In October 2004, Midwest Generation made a distribution of $88 million and as required under its credit agreement, Midwest Generation offered to prepay $29 million of its term loan, of which $5 million was accepted by certain lenders and repaid in October 2004. Midwest Generation subsequently made a voluntary prepayment, as provided under the credit agreement, of $24 million in December 2004.

       In January 2005, Midwest Generation made a distribution of $62 million and, as required under its credit agreement, Midwest Generation offered to prepay $20 million of the term loan, of which $5 million was accepted by certain lenders and repaid on January 24, 2005. Midwest Generation subsequently made a voluntary prepayment, as provided under the credit agreement, of $15 million on January 28, 2005.

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

       At the end of each quarter, the equity and debt portions of rent then due and payable must have been paid. The senior rent service coverage ratio (discussed above) projected for each of the prospective two twelve-month periods must be greater than 1.7 to 1. No more than two rent default events may have occurred, whether or not cured. A rent default event is defined as the failure to pay the equity portion of the rent within five business days of when it is due.

Edison Mission Energy Funding Corp. (Big 4 Projects)

       EME's subsidiaries, which EME refers to in this context as the guarantors, that hold EME's interests in the Big 4 projects completed a $450 million secured financing in December 1996. Edison Mission Energy Funding Corp., a special purpose Delaware corporation, issued notes ($260 million which was paid in September 2003) and bonds ($190 million of which $139 million was the remaining balance at December 31, 2004), the net proceeds of which were lent to the guarantors in exchange for a note. The guarantors have pledged their cash proceeds from the Big 4 projects to Edison Mission Energy Funding as collateral for the note. All distributions receivable by the guarantors from the Big 4 projects are deposited into trust accounts from which debt service payments are made on the obligations of Edison Mission Energy Funding and from which distributions may be made to EME if the guarantors and Edison Mission Energy Funding are in compliance with the terms of the covenants in their financing documents, including the following requirements measured on the date of distribution:

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

EME Secured Credit Agreement Restrictions on Distributions from Subsidiaries

       EME's secured credit agreement contains covenants that restrict its ability, and the ability of several of its subsidiaries, to make distributions. This restriction binds the subsidiaries through which EME owns the Westside projects, the Sunrise project, the Illinois Plants, the Homer City facilities and the Big 4 projects. These subsidiaries would not be able to make a distribution to EME if an event of default were to occur and be continuing under EME's secured credit agreement after giving effect to the distribution.

       In addition, EME granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME is free to use these distributions unless and until an event of default occurs under the credit agreement.

       As of December 31, 2004, EME had no borrowings outstanding under this credit agreement.

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

       MEHC's interest coverage ratio equals Funds Flow from Operations divided by Interest Expense and is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME. The following table sets forth MEHC's interest coverage ratio for the years ended December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
	(in millions)
Funds Flow from Operations:
Operating Cash Flow(1) from Consolidated Operating Projects(2):
Illinois Plants	$214	$242
Homer City	95	153
First Hydro	48	(8)
Other consolidated operating projects	128	165
Price risk management and energy trading	1	11
Distributions from unconsolidated Big 4 projects	108	98
Distributions from other unconsolidated operating projects	131	178
Interest income	8	4
Operating expenses	(167)	(144)

Total EME funds flow from operations	$566	$699
Operating cash flow from unrestricted subsidiaries	1	(2)
Funds flow from operations of projects sold	(195)	(1)
MEHC	(2)	1

	$370	$697

Interest Expense:
EME	$265	$286
EME—affiliate debt	1	1
MEHC interest expense	158	160
Interest savings on projects sold	(110)	—

Total interest expense	$314	$447

Interest Coverage Ratio	1.18	1.56

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

       The above interest coverage ratio was determined in accordance with the definitions set forth in the bond indenture governing MEHC's senior secured notes. The interest coverage ratio prohibits MEHC, EME and its subsidiaries from incurring additional indebtedness, except as specified in the indenture and the financing documents, unless MEHC's interest coverage ratio exceeds 2.0 to 1 for the immediately preceding four fiscal quarters.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes certain EME consolidated contractual obligations as of December 31, 2004.

	Payments Due by Period (in millions)
Contractual Obligations
	2005	2006-2007	2008-2009	Thereafter	Total
Long-term debt (excluding EME)(1)	$400	$216	$908	$—	$1,524
EME's long-term debt(1)	499	748	1,492	2,807	5,546
EME's operating lease obligations	317	708	699	3,300	5,024
EME's purchase obligations:
Capital improvements	25	—	—	—	25
Fuel supply contracts	326	331	86	26	769
Gas transportation agreements	8	16	16	69	109
Coal transportation	202	254	36	—	492
Other contractual obligations	10	8	8	4	30
EME's employee benefit plan contribution(2)	13	—	—	—	13

Total Contractual Obligations	$1,800	$2,281	$3,245	$6,206	$13,532

(1)
See "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Financial Instruments" for additional details. Table assumes long-term debt is held to maturity, except the Midwest Generation senior secured notes which is assumed to be held until 2014. Amount also includes interest payments over applicable period of the debt.

(2)
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2005 are not available. For more information, see "Management's Overview—Critical Accounting Estimates—Pensions and Other Postretirement Benefits" and "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 13. Employee Benefit Plans."

Operating Lease Obligations

       At December 31, 2004, minimum operating lease payments were primarily related to long-term leases for the Powerton, Joliet and Homer City power plants. During 2000, EME entered into sale-leaseback transactions for two power facilities, the Powerton and Joliet coal-fired stations located in Illinois, with third-party lessors. During the fourth quarter of 2001, EME entered into a sale-leaseback transaction for the Homer City coal-fired facilities located in Pennsylvania, with third-party lessors. Total minimum lease payments during the next five years are $293 million in 2005, $337 million in 2006, $336 million in 2007, $337 million in 2008, $336 million in 2009, and the minimum lease payments due after 2009 are $3.2 billion. For further discussion, see "—Off-Balance Sheet Transactions—Sale-Leaseback Transactions."

Fuel Supply Contracts

       At December 31, 2004, EME's subsidiaries had contractual commitments to purchase coal. The remaining contracts' lengths range from one year to eight years. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses.

Fuel Supply Dispute—

       During 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. On December 21, 2004, Unionvale and Genesis gave EME Homer City written notice of an event of force majeure at the Genesis No. 17 Mine in Pennsylvania, which is a source of coal under both of the agreements. The claimed force majeure event is the result of alleged geologic conditions that, in the suppliers' opinion, prevent the delivery of coal under the agreements. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal in 2005.

       Unionvale and Genesis also seek to terminate one of the agreements, which was scheduled to run through December 2007, under a provision that allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the mine prevent mining and will continue beyond a 30-day period. The parties' second agreement with a term through December 2006 does not contain a similar termination provision, and the suppliers have requested contract modifications to the term, quantity, quality and price provisions of the agreement.

       EME Homer City disputes the force majeure claim as it relates to both agreements and has filed suit against Unionvale and Genesis in Pennsylvania state court. EME Homer City's complaint seeks equitable relief by way of an order requiring the defendants to fulfill their contracted obligations and such other monetary relief as is just and proper. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of December 31, 2004, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

Gas Transportation Agreements

       At December 31, 2004, EME had a contractual commitment to transport natural gas. EME is committed to pay its share of fixed monthly capacity charges under its gas transportation agreement, which has a term of 15 years.

Coal Transportation Agreements

       At December 31, 2004, Midwest Generation had contractual commitments for the transport of coal to its facilities. As of December 31, 2004, the contracts range from three years to seven years in length. The contractual commitments are based on the committed coal volumes included under "—Fuel Supply Contracts."

Other Contractual Obligations

       At December 31, 2004, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

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

Commercial Commitments

Introduction

       EME and certain of is subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantees of debt and indemnifications.

Standby Letters of Credit

       As of December 31, 2004, standby letters of credit aggregated to $16 million and were scheduled to expire during 2005.

Guarantees and Indemnities

Tax Indemnity Agreements—

       In connection with the sale-leaseback transactions that EME has entered into related to the Collins Station and the Powerton and Joliet Stations in Illinois and the Homer City facilities in Pennsylvania, EME or one of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (Refer to "Termination of the Collins Station Lease" for further information), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

Indemnities Provided as Part of the Acquisition of the Illinois Plants—

       In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison take all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Except as discussed below, EME has not recorded a liability related to this indemnity.

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 130 and 170 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed by the end of 2004. At December 31, 2004, Midwest Generation had $9 million recorded as a liability for asserted claims related to this matter and had made $5 million in payments through December 31, 2004.

       In view of its experience since 2003, Midwest Generation engaged an independent actuary in the fourth quarter of 2004 to determine if a reasonable estimate of future losses could be made based on claims and other available information. After review, the actuary determined that an estimate could be prepared, and, accordingly, Midwest Generation engaged the actuary to complete an estimate of future losses. Based on the actuary's analysis, Midwest Generation recorded an undiscounted $56 million pre-tax charge for its indemnity for future asbestos claims through 2045. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2045.

       The $56 million pre-tax charge was recorded as part of plant operations on EME's consolidated income statement and reduced net income by $34 million. Midwest Generation anticipates obtaining periodic updates of the estimate of future losses. On a quarterly basis, Midwest Generation will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the estimate will be recorded quarterly, if necessary.

       The amounts recorded by Midwest Generation for the asbestos-related liability were based upon known facts at the time the report was prepared. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

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

Indemnities Provided under Asset Sale Agreements—

       The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. EME also provided an indemnity to IPM for matters arising out of the exercise by one of its project partners of a purported right of first refusal. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At December 31, 2004, EME had recorded a liability of $87 million related to these matters.

       In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. EME has not recorded a liability related to these indemnities.

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

       On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard), to BNY Power Partners LLC. Brooklyn Navy Yard owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through 2006. At December 31, 2004, EME had recorded a liability of $11 million related to this indemnity.

Capacity Indemnification Agreements—

       EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of December 31, 2004, if payment were required, would be $153 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract. EME has not recorded a liability related to this indemnity.

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

Contingencies

Legal Developments Affecting Sunrise Power Company

       Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties removed the lawsuit to federal court, and the court ordered remand to the San Francisco Superior Court. Defendants expect to file a responding pleading by April 2005. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

Investments Accounted for under the Equity Method

       EME has a number of investments in power projects that are accounted for under the equity method. Under the equity method, the project assets and related liabilities are not consolidated in EME's consolidated balance sheet. Rather, EME's financial statements reflect its investment in each entity and it records only its proportionate ownership share of net income or loss. These investments are of three principal categories.

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

       Entities formed to own these projects are generally structured with a management committee or board of directors in which EME exercises significant influence but cannot exercise unilateral control over the operating, funding or construction activities of the project entity. EME's energy projects have generally secured long-term debt to finance the assets constructed and/or acquired by them. These financings generally are secured by a pledge of the assets of the project entity, but do not provide for any recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's project investment, but would generally not require EME to contribute additional capital. At December 31, 2004, entities which EME has accounted for under the equity method had indebtedness of $681 million, of which $303 million is proportionate to EME's ownership interest in these projects.

Sale-Leaseback Transactions

       EME has entered into sale-leaseback transactions related to the Powerton and Joliet plants in Illinois and the Homer City facilities in Pennsylvania. See "—Contractual Obligations, Commitments and Contingencies—Contractual Obligations—Operating Lease Obligations." Each of these transactions was completed and accounted for in accordance with Statement of Financial Accounting Standards No. 98, which requires, among other things, that all of the risk and rewards of ownership of assets be transferred to a new owner without continuing involvement in the assets by the former owner other than as normal for a lessee. These transactions were entered into to provide a source of capital either to fund the original acquisition of the assets or to repay indebtedness previously incurred for the acquisition. In each of these transactions, the assets were sold to and then leased from owner/lessors owned by independent equity investors. In addition to the equity invested in them, these owner/lessors incurred or assumed long-term debt, referred to as lessor debt, to finance the purchase of the assets. Also, the lessor debt takes the form generally referred to as secured lease obligation bonds.

       EME's subsidiaries account for these leases as financings in their separate financial statements due to specific guarantees provided by EME or another one its subsidiaries as part of the sale-leaseback transactions. These guarantees do not preclude EME from recording these transactions as operating leases in its consolidated financial statements, but constitute continuing involvement under SFAS No. 98 that precludes EME's subsidiaries from utilizing this accounting treatment in their separate subsidiary financial statements. Instead, each subsidiary continues to record the power plants as assets in a similar manner to a capital lease and records the obligations under the leases as lease financings. EME's subsidiaries, therefore, record depreciation expense from the power plants and interest expense from the lease financing in lieu of an operating lease expense which EME uses in preparing its consolidated financial statements. The treatment of these leases as an operating lease in its consolidated financial statements in lieu of a lease financing, which is recorded by EME's subsidiaries, results in an increase in consolidated net income by $73 million, $81 million and $89 million in 2004, 2003 and 2002, respectively.

       The lessor equity and lessor debt associated with the sale-leaseback transactions for the Powerton, Joliet and Homer City assets are summarized in the following table:

Power Station(s)	Acquisition Price	Equity Investor	Equity Investment in Owner/Lessor	Amount of Lessor Debt	Maturity Date of Lessor Debt
	(in millions)
Powerton/Joliet	$1,367	PSEG/ Citicapital	$238	$333.5 813.5	2009 2016
Homer City	1,591	GECC	798	300 530	2019 2026

PSEG - PSEG Resources, Inc.

GECC - General Electric Capital Corporation

       The operating lease payments to be made by each of EME's subsidiary lessees are structured to service the lessor debt and provide a return to the owner/lessor's equity investors. Neither the value of the leased assets nor the lessor debt is reflected in EME's consolidated balance sheet. In accordance with generally accepted accounting principles, EME records rent expense on a levelized basis over the terms of the respective leases. To the extent that EME's cash rent payments exceed the amount levelized over the term of each lease, EME records prepaid rent. At December 31, 2004 and 2003, prepaid rent on these leases was $277 million and $214 million, respectively. To the extent that EME's cash rent payments are less than the amount levelized, EME reduces the amount of prepaid rent.

       In the event of a default under the leases, each lessor can exercise all of its rights under the applicable lease, including repossessing the power plant and seeking monetary damages. Each lease sets forth a termination value payable upon termination for default and in certain other circumstances, which generally declines over time and in the case of default may be reduced by the proceeds arising from the sale of the repossessed power plant. A default under the terms of the Powerton and Joliet or Homer City leases could result in a loss of EME's ability to use such power plant and would trigger obligations under EME's guarantee of the Powerton and Joliet leases. These events could have a material adverse effect on EME's results of operations and financial position.

       EME's minimum lease obligations under its power related leases are set forth under "—Contractual Obligations, Commitments and Contingencies—Contractual Obligations—Operating Lease Obligations." Also see "—Termination of the Collins Station Lease."

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

Years Ending December 31,	Principal Amount	Interest Amount	Total
	(in millions)
2005	$2	$113	$115
2006	3	113	116
2007	3	113	116
2008	4	112	116
2009	4	112	116
Thereafter	1,348	740	2,088

Total	$1,364	$1,303	$2,667

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

Environmental Matters and Regulations

Introduction

       EME and its subsidiaries are subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over any projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected.

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

State—Illinois

Air Quality

       In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The report was issued on September 30, 2004. The report concluded, "It is clear that power plant emissions are a considerable source of air pollution and that reducing emissions will benefit public health. However, moving forward with a state-specific regulatory or legislation strategy without fully understanding all the critical impacts on jobs and Illinois' economy overall as well as consumer utility rates and reliability of the power grid would be irresponsible." Consequently, the Illinois EPA recommended "that the Governor continue demanding that the federal government act nationally to reduce power plant emissions. Further, the Illinois EPA recommends that the Governor insist that the competing issues of health, jobs, electric service reliability and affordable consumer rates be fully and completely reconciled in light of the many unanswered questions presented in this report. While this work is already underway—and will continue—it can ultimately only be completed once the national emission reduction strategy solidifies and the timing and features of a national program are known." While the law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations, the report's recommendations indicate that the State will focus its efforts on impacting the federal regulatory process rather than recommending state-specific regulations. At this time, EME cannot evaluate the potential impact of State action on EME's facilities since it will depend on the content of federal regulations.

       Beginning with the 2003 ozone season (May 1 through September 30), EME has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard was met by each of the Illinois Plants in 2004. Beginning with the 2004 ozone season, the Illinois Plants became subject to the federally mandated "NOx SIP Call" regulation that provided ozone-season NOx emission allowances to a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. EME has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized, as needed, to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the NOx limitations.

       During 2004, the Illinois Plants stayed within their NOx allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants will use banked allowances, along with some purchased allowances, to stay within their NOx allocations. After 2005, EME plans to continue to purchase allowances while evaluating various technologies to determine whether any additional pollution controls should be installed at the Illinois Plants.

Water Quality

       The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from the Joliet and Will County plants. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards are still being developed. At this time no standards have been proposed, so EME cannot estimate the financial impact of this review. However, the cost of additional cooling water treatment, if required, could be substantial.

State—Pennsylvania

Water Quality

       The discharge from the treatment plant receiving the wastewater stream from EME's Unit 3 flue gas desulfurization system at the Homer City facilities has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME was notified in April 2002 by the Pennsylvania Department of Environmental Protection (PADEP) that it has been included in the Quarterly Noncompliance Report submitted to the United States Environmental Protection Agency (US EPA). EME has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME has also discussed these approaches for resolving the water quality issues with PADEP. While pilot studies have been completed which have improved the performance of the treatment system, the discharge has not been able to consistently meet its effluent limitation. Chemicals are being added to the system to continue to improve its performance which has come very close to meeting the very tight water quality based limitation. Plans are being made to conduct an additional pilot test if the new chemical addition procedure fails to achieve consistent compliance. After the station achieves consistent compliance, EME will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and then instruct the contractor to make the necessary improvements. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

Clean Air Act

       EME expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. EME's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation

       In December 2000, the US EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions. On January 30, 2004, the US EPA published rules for regulating mercury emissions from coal fired power plants. The US EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind the US EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On March 16, 2004, the US EPA published a Supplemental Notice of Proposed Rulemaking that provides more details on its emissions cap and trade proposal for mercury, and on November 30, 2004, the US EPA issued a Notice of Data Availability (NODA) requesting comments on additional modeling and other data the US EPA was considering in development of its final rule. The NODA public comment period closed on January 2, 2005. At this time, the US EPA anticipates finalizing the regulations on March 15, 2005, with controls required to be in place on existing units by March 15, 2008 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

       Management's preliminary estimate is that the anticipated mercury regulations, along with the other Clean Air Act developments described below, may require EME to spend approximately $300 million for capital improvements at its Homer City facilities in the 2006-2010 timeframe, although the timing will depend on which mercury proposal is adopted. Until the mercury regulations are finalized, EME cannot determine the potential impact of these regulations on the operations of its other facilities. Additional capital costs, particularly on the Illinois coal units, related to these regulations could be required in the future and they could be material, depending upon the final standards adopted by the US EPA.

National Ambient Air Quality Standards

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Almost all of EME's facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

       In December 2003, the US EPA proposed rules that would require states to revise their implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. The proposed "Clean Air Interstate Rule" is designed to be completed before states must revise their implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Illinois and Pennsylvania. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.

       On March 10, 2005, the acting administrator of the US EPA signed the final Clean Air Interstate Rule. According to information provided by the US EPA, Phase I nitrogen oxides reductions would come into effect in 2009 rather than 2010. In addition, the emissions budgets for sulfur dioxides and nitrogen oxides in the final rule appear to have been slightly modified from the proposed regulation. EME has not had an opportunity to review the text of the final Clean Air Interstate Rule regulation. In addition, any additional obligations on EME's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, EME may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. However, until the state implementation plans are revised, EME cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements

       On November 3, 1999, the United States Department of Justice filed the first of a number of suits against electric utilities and power generating facilities for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations. In addition to the suits filed, the US EPA has issued a number of administrative Notices of Violation to electric utilities alleging NSR violations. EME and its subsidiaries have not been named as a defendant in these lawsuits and have not received any administrative Notices of Violation alleging NSR violations at any of their facilities.

       Several of the named utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of the US EPA's proposed NSR reforms (discussed immediately below).

       On December 31, 2002, the US EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

       A federal district court, ruling on a lawsuit filed by the US EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects. This decision is currently on appeal before the United States Court of Appeals for the Fourth Circuit.

       On October 27, 2003, the US EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

       Prior to EME's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the US EPA. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to these same plants. Midwest Generation has provided responses to several portions of this request and, in cooperation with Commonwealth Edison, is obtaining the data necessary for the final response. Under date of February 1, 2005, the US EPA submitted a request for some additional information to Midwest Generation. Midwest Generation is currently collecting available information responsive to this request. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to any of EME's facilities.

       Developments with respect to changes to the NSR program and NSR enforcement will continue to be monitored by EME to assess what implications, if any, they will have on the operation of power plants owned or operated by EME's subsidiaries, or on EME's results of operations or financial position.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed NPDES permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement/entrainment may be required. EME has begun to collect impingement and entrainment data at its potentially affected Illinois Plants to begin the process of determining what corrective actions may need to be taken.

       After the final promulgation of the Phase II cooling water intake structure regulation, legal challenges were filed by environmental groups, the Attorneys General for six states, a utility trade association and several individual electric power generating companies. These cases have been consolidated and transferred to the United States Court of Appeals for the Second Circuit. A briefing schedule has been established for the case and a decision is not expected until sometime in 2006. The final requirements of the Phase II rule will not be fully known until these appeals are resolved and, if necessary, the regulation is revised by the US EPA. Although the Phase II rule could have a material impact on EME's operations, EME cannot reasonably determine the financial impact on it at this time because it is in the beginning stages of collecting the data required by the regulation and due to the aforementioned legal challenges which may affect the obligations imposed by the rule.

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME is not able to evaluate the potential impact of these proposals at this time.

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

       With respect to EME's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME may be liable for these costs. EME has agreed to indemnify the sellers of the Illinois Plants and the Homer City facilities with respect to specified environmental liabilities. See "—Commercial Commitments—Guarantees and Indemnities" for a discussion of these indemnities.

Climate Change

       Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. As a result of Russia's ratification of the Kyoto Protocol in December 2004, the Protocol officially came into effect on February 16, 2005.

       EME has an equity interest in and operates the Doga generating plant in Turkey. Turkey is classified as an Annex 1 or "developed" country and is subject to national greenhouse gas emission reduction targets during the period of 2008-2012 (i.e., Phase 1). To date, Turkey has not yet ratified the Kyoto Protocol. Because Turkey is anxious to be admitted as a member of the European Union and the European Union is such a proponent of the Protocol, it is expected that the European Union will exert pressure on Turkey to ratify the Protocol.

       In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate change-related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Thus, EME may be affected by future federal or state legislation relating to greenhouse gas emissions reductions.

       In addition, there have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. The US EPA denied on September 3, 2003, a petition by Massachusetts, Maine and Connecticut to compel the US EPA under the Clean Air Act to require the US EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against the US EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The D.C. Circuit has granted intervention requests from 10 states that support the US EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

       On July 21, 2004, Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, the City of New York and certain environmental organizations brought lawsuits in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. The lawsuits seek injunctive relief in the form of a mandatory cap on carbon dioxide emissions to be phased in over several years. The defendants in these suits have filed motions to dismiss, which have not yet been ruled upon by the court. Neither EME nor its subsidiaries have been named as defendants in these lawsuits.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME. Any legal obligation that would require EME to substantially reduce its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

MARKET RISK EXPOSURES

Introduction

       EME's primary market risk exposures are associated with the sale of electricity from and the procurement of fuel for its uncontracted generating plants. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, transmission rights, and interest rates. EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Management's Overview, Risks Related to the Business and Critical Accounting Estimates" and "Liquidity and Capital Resources—EME's Credit Ratings" for a discussion of market developments and their impact on EME's credit and the credit of its counterparties.

       This section discusses these market risk exposures under the following headings:

Commodity Price Risk

General Overview

       EME's revenues and results of operations of its merchant power plants depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, fuel oil, coal, natural gas and associated transportation costs in the market areas where EME's merchant plants are located. Among the factors that influence the price of power in these markets are:

•
prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

•
transmission congestion in and to each market area;

•
the market structure rules to be established for each market area and regulatory developments affecting the market areas;

•
the cost and availability of emission credits or allowances;

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

       A discussion of commodity price risk for the Illinois Plants and Homer City facilities is set forth below.

Energy Price Risk—Introduction

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

       EME's merchant operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerance, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by EME's risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       EME performs a "value at risk" analysis in its daily business to identify, measure, monitor and control its overall market risk exposure in respect of its Illinois Plants, its Homer City facilities, and its trading positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

Energy Price Risk Affecting Sales from the Illinois Plants

Status of the Exelon Generation Power Purchase Agreements

       Energy generated at the Illinois Plants was historically sold under three power purchase agreements between Midwest Generation and Exelon Generation, under which Exelon Generation was obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements began on December 15, 1999. The power purchase agreement for the Collins Station was terminated effective September 30, 2004; the other two contracts (for coal-fired generation and peaking units) expired on December 31, 2004. The capacity payments provided the units under contract with revenue for fixed charges, and the energy payments compensated those units for all, or a portion of, variable costs of production.

       Approximately 53% of the energy and capacity sales from the Illinois Plants in 2004 were to Exelon Generation under the power purchase agreements.

Merchant Sales

       Beginning in 2005, all the energy and capacity from the Illinois Plants are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have terms of two years or less. Thus, EME is subject to the market risks related to the price of energy and capacity from the Illinois Plants. Capacity prices for merchant energy sales are, and are expected in the near term to remain, substantially lower than those Midwest Generation historically received under the 1999 power purchase agreements with Exelon Generation. EME expects that lower revenues resulting from lower capacity prices will be offset in part by energy prices, which EME believes will, in the near term, be higher for merchant energy sales than those historically received under the Exelon Generation power purchase agreements, as indicated below in the table of forward-looking prices. EME intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below, as well as using derivative financial instruments in accordance with established policies and procedures. Edison Mission Marketing & Trading may also, from time to time, participate in auctions for "full requirement service" in various states for the procurement of power for electric utilities' bundled customers, in which Edison Mission Marketing & Trading would contract for the sale of power to end users over delivery periods defined in each auction. For instance, Edison Mission Marketing & Trading participated in the New Jersey Basic Generation Auction of February 2005 and was the winning bidder on some sales to large industrial customers for a one-year term.

       Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." The most liquid over-the-counter markets in the Midwest region have historically been for sales into the control area of Cinergy and, to a lesser extent, for sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into ComEd" and "Into AEP" are bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" was the primary market for Midwest Generation.

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

       Following the transfer of control of the control area systems of Commonwealth Edison and AEP to PJM, on May 1, 2004 and October 1, 2004, respectively, sales of electricity from the Illinois Plants now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales into the expanded PJM, the primary market currently available to Midwest Generation, replaced sales previously made as bilateral sales and spot sales "Into ComEd" and "Into AEP." See "Item 1. Business—Regulatory Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison's joining PJM and "—Energy Price Risk Affecting Sales from the Homer City Facilities" below for a discussion of locational marginal pricing.

       The following table depicts the historical average market prices for energy per megawatt-hour at the Northern Illinois Hub since it became a part of PJM's service territory on May 1, 2004.

24-Hour Historical Northern Illinois Hub Energy Prices*
May	$34.05
June	28.58
July	30.92
August	26.31
September	27.98
October	30.93
November	29.15
December	29.90

Eight-Month Average	$29.73

*
Energy prices calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM. There is no comparison for the same months in 2003.

       Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Illinois Plants into these markets may vary materially from the forward market prices set forth in the table below.

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2005 and calendar year 2006 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub during 2004:

	24-Hour Northern Illinois Hub Forward Energy Prices*
	2005	2006
January 31, 2004	$26.15	$26.22
February 29, 2004	29.45	30.72
March 31, 2004	31.45	32.35
April 30, 2004	31.13	31.41
May 31, 2004	34.64	34.55
June 30, 2004	33.09	32.32
July 31, 2004	33.07	32.33
August 31, 2004	31.34	30.80
September 30, 2004	32.82	32.85
October 31, 2004	36.60	36.95
November 30, 2004	34.47	34.19
December 31, 2004	33.05	33.44

*
Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

       Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at December 31, 2004:

	2005	2006
Megawatt hours	12,234,078	619,150
Average price/MWhr(1)	$39.44	$32.30

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2004 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

       To the extent Midwest Generation does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions. Midwest Generation is permitted to use its new working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation by Midwest Generation under an energy services agreement between the two companies. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

       In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units is expected to vary from unit to unit.

       Effective May 1, 2004, the control area system of Commonwealth Edison was placed under the control of PJM. Furthermore, the transmission system of AEP was integrated into PJM on October 1, 2004, which linked eastern PJM and the Northern Illinois control areas of the PJM system and improved access from the Illinois Plants into the broader PJM market. Under the PJM tariff, Midwest Generation is no longer required to arrange and pay separately for transmission when making sales to wholesale buyers located within the PJM system. Under another order of the FERC effective December 1, 2004, Midwest Generation may make sales to customers located in the MISO without incurring the "through-and-out rate" that was previously imposed on transactions between those two regional transmission organizations. Transition mechanisms intended to compensate transmission owners for loss of these "through-and-out" revenues do not apply to Midwest Generation under the current PJM tariff, but the costs and other issues regarding these transition mechanisms have been controversial and may become the subject of hearings at the FERC. The ultimate outcome of any such proceedings cannot be predicted.

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

Energy Price Risk Affecting Sales from the Homer City Facilities

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

       The following table depicts the historical average market prices for energy per megawatt-hour in PJM during the past three years:

	24-Hour PJM Historical Energy Prices*
	2004	2003	2002
January	$51.12	$36.56	$20.52
February	47.19	46.13	20.62
March	39.54	46.85	24.27
April	43.01	35.35	25.68
May	44.68	32.29	21.98
June	36.72	27.26	24.98
July	40.09	36.55	30.01
August	34.76	39.27	30.40
September	40.62	28.71	29.00
October	37.37	26.96	27.64
November	35.79	29.17	25.18
December	38.59	35.89	27.33

Yearly Average	$40.79	$35.08	$25.63

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

       As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during 2004 were higher than the average historical market prices during 2003. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

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

       Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is impacted by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the PJM West Hub (the primary trading hub in PJM) being higher than those at Homer City by an average of 4%.

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

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar 2005 and 2006 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub during 2004:

	24-Hour PJM West Hub Forward Energy Prices*
	2005	2006
January 31, 2004	$36.65	$37.01
February 29, 2004	38.53	36.07
March 31, 2004	40.79	39.62
April 30, 2004	41.65	40.97
May 31, 2004	44.43	42.43
June 30, 2004	44.40	42.31
July 31, 2004	44.76	42.99
August 31, 2004	44.23	43.19
September 30, 2004	46.19	44.81
October 31, 2004	49.35	47.13
November 30, 2004	46.68	44.88
December 31, 2004	44.41	44.41

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

       The following table summarizes Homer City's hedge position at December 31, 2004:

2005
Megawatt hours	9,288,000
Average price/MWhr(1)	$44.96

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2004 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

       The average price/MWhr for Homer City's hedge position is based on PJM West Hub. Energy prices at the PJM West Hub have averaged 4% higher than energy prices at the Homer City busbar during the past twelve months. A discussion of the basis risk between PJM West Hub and Homer City is set forth above.

Coal Price Risk

       The Illinois Plants use 16 million to 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. In addition, the Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements ranging from one year to five years in length. The following table summarizes the percent of expected coal requirements by year that are under contract at December 31, 2004.

	2005	2006	2007	2008	2009
Percent of coal requirements under contract	92%	64%	39%	14%	2%

       EME is subject to price risk for purchases of coal that are not under contract. Prices of Northeast coal have risen considerably in 2004. The price of Northern Appalachian coal with 13,000 British thermal units (Btu) content for delivery in calendar year 2005 has risen from $35.10 per ton to $57.88 per ton between January 2004 and December 2004. This 65% increase in price has been largely attributed to greater demand from domestic power producers and increased international shipments partly driven by a decline in the value of the U.S. dollar. The prices of the Powder River Basin coal have been largely static. The price of Powder River Basin coal with 8,800 Btu content for calendar year 2005 delivery has fluctuated between $6.06 per ton and $7.83 per ton during the course of the year, with the price of $6.32 per ton at December 30, 2004. See "—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contractual Obligations—Fuel Supply Dispute" for more information regarding fuel supply interruptions and the dispute with two suppliers.

       For forecasted 2005 coal purchases in which EME has not entered into contracts, EME expects that a 10% change in the market price of coal at December 31, 2004 would increase or decrease pre-tax income in 2005 by approximately $2 million.

Emission Allowances Price Risk

       Under the federal Acid Rain Program (which requires electric generating stations to hold sulfur dioxide allowances) and Illinois and Pennsylvania regulations implementing the federal NOx SIP Call requirement, EME purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. As part of the acquisition of the Illinois Plants and the Homer City facilities, EME obtained the rights to the emission allowances that have been or are allocated to these plants. The net cost of sulfur dioxide (SO2) and nitrogen oxide (NOx) emission allowances purchased during 2004 to meet the regulatory requirements was $17 million.

       The price of emission allowances, particularly SO2 allowances issued through the US EPA Acid Rain Program, also increased substantially in 2004. The average cost of SO2 allowances increased from $170 per ton during 2003 to $436 per ton in 2004. The market for SO2 allowances also experienced increased volatility in 2004, with prices ranging from $220 to $740 per ton (in contrast to a range of $100 to $220 per ton between 1998 and 2003). These developments have been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

       EME expects that a 10% change in the price of SO2 emission allowances at December 31, 2004 would increase or decrease pre-tax income in 2005 by approximately $5 million. See "Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Credit Risk

       In conducting EME's price risk management and trading activities, EME contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

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

       EME measures credit risk exposure from counterparties of its merchant energy activities as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At December 31, 2004, the amount of exposure, broken down by the credit ratings of EME's counterparties was as follows:

S&P Credit Rating	December 31, 2004
(in millions)
A or higher	$37
A-	11
BBB+	70
BBB	16
BBB-	4
Below investment grade	2

Total	$140

       EME's plants owned by unconsolidated affiliates in which EME owns an interest sell power under long-term power purchase agreements. Generally, each plant sells its output to one counterparty. Accordingly, a default by a counterparty under a long-term power purchase agreement, including a default as a result of a bankruptcy, would likely have a material adverse affect on the operations of such power plant.

       For the year ended December 31, 2004, approximately 15% of EME's consolidated operating revenues generated at the Homer City facilities and Illinois Plants was from sales to BP Energy Company, a third-party customer. An investment grade affiliate of BP Energy has guaranteed payment of amounts due under the related contracts.

Interest Rate Risk

       The fair market value of MEHC's parent only total long-term obligations was $1.3 billion at December 31, 2004, compared to the carrying value of $1.1 billion. A 10% increase in market interest rates at December 31, 2004 would result in a decrease in the fair value of total long-term obligations by approximately $16 million. A 10% decrease in market interest rates at December 31, 2004 would result in an increase in the fair value of total long-term obligations by approximately $16 million.

       Interest rate changes affect the cost of capital needed to operate EME's projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. Based on the amount of variable rate long-term debt for which EME has not entered into interest rate hedge agreements at December 31, 2004, a 100-basis-point change in interest rates at December 31, 2004 would increase or decrease 2005 income before taxes by approximately $7 million. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of MEHC's total long-term obligations (including current portion) was $5.5 billion at December 31, 2004, compared to the carrying value of $4.8 billion. A 10% increase in market interest rate at December 31, 2004 would result in a decrease in the fair value of total long-term obligations by approximately $162 million. A 10% decrease in market interest rates at December 31, 2004 would result in an increase in the fair value of total long-term obligations by approximately $180 million.

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

       The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading by risk category and instrument type (in millions):

	December 31, 2004	December 31, 2003
Commodity price:
Electricity	$10	$(7)
Interest rate:
Interest rate swaps	$—	$(5)

       In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The fair value of outstanding derivative commodity price contracts that would be expected after a 10% decrease in the market price at December 31, 2004 is $94 million. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities as of December 31, 2004 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$10	$11	$(1)	$—	$—

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

       The fair value of the commodity financial instruments related to energy trading activities as of December 31, 2004 and December 31, 2003, are set forth below (in millions):

	December 31, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
Electricity	$125	$36	$104	$11
Other	—	—	—	1

Total	$125	$36	$104	$12

       The fair value of trading contracts that would be expected after a 10% decrease in the market price at December 31, 2004 is shown in the table below (in millions):

	Fair Value	Fair Value After 10% Price Decrease
Electricity	$89	$91
Other	—	—

Total	$89	$91

       The change in the fair value of trading contracts for the year ended December 31, 2004, was as follows (in millions):

Fair value of trading contracts at January 1, 2004	$92
Net gains (losses) from energy trading activities	(36)
Amount realized from energy trading activities	33

Fair value of trading contracts at December 31, 2004	$89

       Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of December 31, 2004) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(2)	$(2)	$—	$—	$—
Prices based on models and other valuation methods	91	(2)	7	12	74

Total	$89	$(4)	$7	$12	$74

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

Internal Control Over Financial Reporting

       There were no changes in MEHC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, MEHC's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

       None.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Mission Energy Holding Company:

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mission Energy Holding Company and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As explained in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002, for derivative instruments and hedging activities effective April 1, 2002, for asset retirement obligations effective January 1, 2003, and for variable interest entities effective December 31, 2003 and March 31, 2004.

PricewaterhouseCoopers LLP
Los Angeles, California March 15, 2005

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2004	2003	2002
Operating Revenues
Electric revenues	$1,604	$1,700	$1,651
Net gains from price risk management and energy trading	9	48	37
Operation and maintenance services	26	30	25

Total operating revenues	1,639	1,778	1,713

Operating Expenses
Fuel	619	669	612
Plant operations	471	438	452
Plant operating leases	186	206	206
Operation and maintenance services	23	21	22
Depreciation and amortization	144	154	146
Settlement of postretirement employee benefit liability	—	—	(71)
Loss on lease termination, asset impairment and other charges	989	304	131
Administrative and general	151	140	118

Total operating expenses	2,583	1,932	1,616

Operating income (loss)	(944)	(154)	97

Other Income (Expense)
Equity in income from unconsolidated affiliates	215	245	197
Interest and other income	9	4	22
Gain on sale of assets	43	—	—
Interest expense	(451)	(455)	(458)
Dividends on preferred securities	—	(7)	(14)

Total other income (expense)	(184)	(213)	(253)

Loss from continuing operations before income taxes	(1,128)	(367)	(156)
Benefit for income taxes	(463)	(175)	(82)
Minority interest	(1)	(2)	(2)

Loss From Continuing Operations	(666)	(194)	(76)
Income from operations of discontinued subsidiaries (including gain on disposal of $533 million in 2004), net of tax (Note 7)	690	124	22

Income (Loss) Before Accounting Change	24	(70)	(54)
Cumulative effect of change in accounting, net of tax (Note 2)	—	(9)	(14)

Net Income (Loss)	$24	$(79)	$(68)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$2,272	$443
Short term investments	140	20
Accounts receivable—trade	152	150
Accounts receivable—affiliates	95	33
Assets under price risk management and energy trading	41	22
Inventory	107	127
Prepaid expenses and other	130	92

Total current assets	2,937	887

Investments in Unconsolidated Affiliates	454	527

Property, Plant and Equipment	3,493	3,573
Less accumulated depreciation and amortization	709	564

Net property, plant and equipment	2,784	3,009

Other Assets
Deferred financing costs	62	73
Long-term assets under price risk management and energy trading	90	96
Restricted cash	155	206
Rent payments in excess of levelized rent expense under plant operating leases	277	214
Other long-term assets	18	9

Total other assets	602	598

Assets of Discontinued Operations	111	7,238

Total Assets	$6,888	$12,259

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2004	2003
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$26	$3
Accounts payable and accrued liabilities	318	272
Liabilities under price risk management and energy trading	31	36
Interest payable	111	105
Current maturities of long-term obligations	496	785

Total current liabilities	982	1,201

Long-term obligations net of current maturities	4,293	4,085
Deferred taxes and tax credits	204	656
Other long-term liabilities	492	401
Liabilities of discontinued operations	5	4,552

Total Liabilities	5,976	10,895

Minority interest	—	515

Commitments and Contingencies (Notes 10, 11, 15 and 16)
Shareholder's Equity
Common stock, par value $0.01 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,215	2,218
Retained deficit	(1,320)	(1,344)
Accumulated other comprehensive income (loss)	17	(25)

Total Shareholder's Equity	912	849

Total Liabilities and Shareholder's Equity	$6,888	$12,259

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(In millions)

	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholder's Equity
Balance at December 31, 2001	$2,216	$(1,197)	$(303)	$716
Net loss		(68)		(68)
Other comprehensive income			86	86
Capital contributions from parent	1			1
Other stock transactions, net	1			1

Balance at December 31, 2002	2,218	(1,265)	(217)	736
Net loss		(79)		(79)
Other comprehensive income			192	192

Balance at December 31, 2003	2,218	(1,344)	(25)	849
Net income		24		24
Other comprehensive income			42	42
Stock option price appreciation on options exercised	(8)			(8)
Other stock transactions, net	5			5

Balance at December 31, 2004	$2,215	$(1,320)	$17	$912

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2004	2003	2002
Net Income (Loss)	$24	$(79)	$(68)
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense of $4, $5 and $4 for 2004, 2003 and 2002, respectively	(18)	154	125
Reclassification adjustments for sale of investment in a foreign subsidiary	(127)	—	—
Minimum pension liability adjustment, net of income tax effect	10	(1)	(11)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense (benefit) of $6 for 2002	—	—	6
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(4), $3 and $6 for 2004, 2003 and 2002, respectively	89	49	(35)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $64, $(1) and $4 for 2004, 2003 and 2002, respectively	88	(10)	—

Other comprehensive income	42	192	85

Comprehensive Income	$66	$113	$17

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Loss from continuing operations, after accounting change, net	$(666)	$(203)	$(90)
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(215)	(245)	(197)
Distributions from unconsolidated affiliates	228	375	308
Depreciation and amortization	144	154	146
Amortization of discount on obligations	6	4	4
Minority interest	1	2	2
Deferred taxes and tax credits	(21)	(20)	180
Gain on sale of assets	(43)	—	—
Asset impairment charges	35	304	131
Cumulative effect of change in accounting, net of tax	—	9	14
Settlement of postretirement employee benefit liability	—	—	(71)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(88)	(4)	275
Decrease (increase) in inventory	11	28	(4)
Decrease (increase) in prepaid expenses and other	(27)	41	16
Increase in rent payments in excess of levelized rent expense	(59)	(96)	(97)
Increase (decrease) in accounts payable and accrued liabilities	88	(35)	(45)
Increase in interest payable	9	125	141
Decrease (increase) in net assets under risk management	13	1	(7)
Other operating—assets	23	2	(14)
Other operating—liabilities	54	28	24

Net cash provided by (used in) operating activities	(507)	470	716

Cash Flows From Financing Activities
Borrowing on long-term debt and lease swap agreements	1,795	796	144
Payments on long-term debt agreements	(1,778)	(1,252)	(303)
Short-term financing and lease swap agreements, net	—	—	(110)
Contributions from parent	—	—	1
Cash dividends to minority shareholders	—	—	(3)
Payments for price appreciation on stock options exercised	(5)	—	—
Financing costs	(34)	(19)	—

Net cash used in financing activities	(22)	(475)	(271)

Cash Flows From Investing Activities
Investments in and loans to energy projects	—	(22)	(32)
Purchase of common stock of acquired companies	—	(3)	—
Purchase of power sales agreement	—	—	(80)
Capital expenditures	(55)	(81)	(497)
Proceeds from return of capital and loan repayments	—	—	79
Proceeds from sale of interest in projects	118	36	44
Proceeds from sales of discontinued operations	2,740	—	—
Purchase of short term investments, net	(120)	(20)	—
Decrease in restricted cash	31	3	21
Proceeds from (investments in) other assets	(1)	4	256

Net cash provided by (used in) investing activities	2,713	(83)	(209)

Net changes in cash of discontinued operations	(512)	(26)	47

Effect of exchange rate changes on cash	—	14	16
Effect on cash from deconsolidation of subsidiary	(32)	—	—

Net increase (decrease) in cash and cash equivalents	1,640	(100)	299
Cash and cash equivalents at beginning of period	634	734	435

Cash and cash equivalents at end of period	2,274	634	734
Cash and cash equivalents classified as part of discontinued operations	(2)	(191)	(182)

Cash and cash equivalents of continuing operations	$2,272	$443	$552

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)

Note 1. General

Organization

       Mission Energy Holding Company (MEHC) is a wholly owned subsidiary of Edison Mission Group Inc., a wholly owned, non-utility subsidiary of Edison International, the parent holding company of Southern California Edison Company. MEHC was formed on June 8, 2001 to engage in the financings described in Note 10—Financial Instruments—Long-Term Obligations. Prior to July 2, 2001, Edison Mission Group Inc. owned Edison Mission Energy (EME). On July 2, 2001, Edison Mission Group Inc. contributed to MEHC all of the outstanding common stock of EME. The contribution of EME's common stock to MEHC has been accounted for as a transfer of ownership of companies under common control, which is similar to a pooling of interest. This means that MEHC's historical financial results of operations and financial position include the historical financial results and results of operations of EME and its subsidiaries as though MEHC had such ownership throughout the periods presented. MEHC does not have any substantive operations other than through EME and its subsidiaries and other investments. Through MEHC's ownership of EME and its subsidiaries, MEHC is engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities. Through EME, MEHC also conducts price risk management and energy trading activities in power markets open to competition. The inclusion in this report of information pertaining to EME or any of its subsidiaries should not be understood to mean that EME or any of its subsidiaries has agreed to pay or become liable for any debt of MEHC. EME and MEHC are separate entities with separate obligations.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

       The consolidated financial statements include the accounts of MEHC and all subsidiaries and partnerships in which EME has a controlling interest and variable interest entities in which EME is deemed the primary beneficiary. EME's investments in unconsolidated affiliates in which a significant, but less than controlling, interest is held and variable interest entities, in which EME is not deemed to be the primary beneficiary, are accounted for by the equity method. Refer to "—New Accounting Pronouncements—Statement of Financial Accounting Standards Interpretation No. 46(R)." All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Reclassifications

       Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Such reclassifications include the reclassification of income from continuing operations to discontinued operations for EME's international operations. Refer to Note 7—Discontinued Operations. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of MEHC.

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

Cash Equivalents

       Cash equivalents include time deposits and other investments totaling $2.2 billion and $331 million at December 31, 2004 and 2003, respectively, with original maturities of three months or less. All investments are classified as available-for-sale.

Short-term Investments

       Short-term investments consist of marketable securities that are categorized as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2004 and 2003, the fair values of short-term investments were approximately $140 million and $20 million, respectively, and consisted of auction rate securities rated AAA or Aaa by S&P or Moody's, respectively, with interest rate reset dates of less than thirty days. The contractual maturity dates of the auction rate securities held at December 31, 2004 varied from 2009 to 2043; however, since the interest rates are reset periodically in an auction process, these securities are considered liquid investments and managed on an integral basis with cash and cash equivalents. Purchases and sales of auction rate securities were $301 million and $181 million in 2004, respectively, and $318 million and $298 million in 2003, respectively. Unrealized gains and losses from investments in these securities were not material.

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

       Useful lives for property, plant, and equipment are as follows:

Power plant facilities	3-34.5 years
Leasehold improvements	Life of lease
Emission allowances	25-34.5 years
Equipment, furniture and fixtures	3-10 years
Capitalized leased equipment	5 years

Rent Expense

       Rent expense under all operating leases is levelized over the terms of the leases. Operating leases primarily consist of long-term leases for the Powerton, Joliet and Homer City power plants. See Note 16—Lease Commitments for additional information on these sale-leaseback transactions.

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

       Capitalized interest is amortized over the depreciation period of the major plant and facilities for the respective project.

	Years Ended December 31,
	2004	2003	2002
Interest incurred	$451	$462	$462
Interest capitalized	—	(7)	(4)

	$451	$455	$458

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

Deferred Financing Costs

       Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization of these costs amounted to $31 million in 2004 and $99 million in 2003.

Revenue Recognition

       EME is primarily an independent power producer, operating a portfolio of wholly owned plants and plants which are accounted for under the equity method. In conjunction with its electric generation business, EME produces, as a by-product, thermal energy for sale to customers, principally steam hosts at cogeneration sites. EME's subsidiaries enter into power and fuel hedging, optimization transactions and energy trading contracts all subject to market conditions. One of EME's subsidiaries executes these transactions primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, EME's subsidiaries generally act as the principal, take title to the commodities, and assume the risks and rewards of ownership. Therefore, EME's subsidiaries record settlement of non-trading physical forward contracts on a gross basis. Consistent with Emerging Issues Task Force No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Investments and Hedging Activities, and Not Held for Trading Purposes," EME nets the cost of purchased power against related third party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, EME's subsidiaries do not take title to the underlying commodity. Accordingly, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

       EME records revenue and related costs as electricity is generated or services are provided unless EME is subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and does not qualify for the normal sales and purchases exception.

Derivative Instruments

       Statement of Financial Accounting Standards No. 133 (SFAS No. 133), as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Stock-Based Compensation

       At December 31, 2004, Edison International has three stock-based employee compensation plans, which are described more fully in Note 14—Stock Compensation Plans. EME accounts for those plans using the intrinsic value method. Upon grant, no stock-based employee compensation cost has been reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if EME had used the fair value accounting method.

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$24	$(79)	$(68)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	14	6	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(6)	(3)

Pro forma net income (loss)	$26	$(79)	$(68)

       See "—New Accounting Pronouncements—Statement of Financial Accounting Standards No. 123(R)" below for further discussion.

Cumulative Effect of Change in Accounting Principles

Statement of Financial Accounting Standards No. 142

       Effective January 1, 2002, EME adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. During the third quarter of 2002, EME concluded that fair value of the goodwill related to the Citizens Power LLC acquisition was impaired by $14 million, net of $9 million of income tax benefit and, accordingly, reported this amount as a cumulative change in accounting. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," EME's financial statements for the first quarter of 2002 were restated to reflect the accounting change as of January 1, 2002. Since 2002, there have been no changes related to goodwill classified as part of continuing operations and the balance is immaterial to EME's consolidated balance sheet.

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

       EME recorded a liability representing expected future costs associated with site reclamations, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 31, 2003	$4
Accretion expense	1

Balance of asset retirement obligation as of December 31, 2003	5

Accretion expense	—

Balance of asset retirement obligation as of December 31, 2004	$5

       Had SFAS No. 143 been applied retroactively in the year ended December 31, 2002, it would not have had a material effect upon EME's results of operations. The pro forma liability for asset retirement obligation is not shown due to the immaterial impact on EME's consolidated balance sheet.

New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46(R)

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

•
Mission Capital, L.P., a limited partnership, of which EME is the sole general partner, issued 6 million Cumulative Monthly Income Preferred Securities (referred to as MIPS) and invested the proceeds in junior subordinated deferrable interest debentures issued by EME. EME issued a guarantee in favor of the holders of the preferred securities, which guarantees the payments of distributions declared on the preferred securities, payments upon a liquidation of Mission Capital and payments on redemption with respect to any preferred securities called for redemption by Mission Capital. Accordingly, Mission Capital has liabilities equal to the MIPS and assets equal to the junior subordinated deferrable interest debentures due from EME. On January 25, 2005, all of these securities were redeemed for a purchase price of 100% of the principal amount, plus accrued interest through January 25, 2005. In order to comply with FIN 46, EME includes the junior subordinated deferrable interest debentures due to Mission Capital in its consolidated balance sheet and no longer consolidates the assets and liabilities of this special purpose entity. EME repaid the junior subordinated deferrable interest debentures in January 2005 that in turn repurchased the MIPS for $150 million.

Deconsolidation of Variable Interest Entities—

       In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the Doga and Kwinana projects and, accordingly, deconsolidated these projects at March 31, 2004. The Kwinana project was sold on December 16, 2004 as part of the sale of international operations to IPM and, accordingly, is included in discontinued operations.

Variable Interest Entities—

       EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at December 31, 2004	EME's Ownership Interest at December 31, 2004	Description
Sunrise	Fellows, CA	$97	50%	Gas-fired facility
Watson	Carson, CA	88	49%	Cogeneration facility
Sycamore	Bakersfield, CA	48	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	51	50%	Cogeneration facility
Kern River	Bakersfield, CA	37	50%	Cogeneration facility

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

Statement of Financial Accounting Standards No. 151

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-

period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. EME does not expect the adoption of this standard to have a material impact on EME's consolidated financial statements.

Statement of Financial Accounting Standards No. 153

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring beginning in the third quarter of 2005. EME does not expect the adoption of this standard to have a material impact on EME's consolidated financial statements.

Statement of Financial Accounting Standards No. 123(R)

       In December 2004, the FASB reissued SFAS No. 123(R), "Share-Based Payment." This is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. The standard, effective July 1, 2005, will require EME to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, which was permitted under Statement 123, as originally issued. EME currently uses the intrinsic value accounting method for stock-based compensation. The difference in expense between the two methods is reflected in the pro forma table in "—Stock-Based Compensation" above. EME is currently in the process of evaluating the impact of SFAS No. 123(R) on its consolidated financial statements and has not yet selected a transition method for adoption of the new standard.

FASB Staff Position FAS 109-1

       In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. This FASB Staff Position had no impact on EME's consolidated financial statements. EME is evaluating the effect that the tax deduction will have in subsequent years.

Note 3. Inventory

       Inventory is stated at the lower of weighted average cost or market. Inventory at December 31, 2004 and December 31, 2003 consisted of the following:

	2004	2003
Coal and fuel oil	$65	$83
Spare parts, materials and supplies	42	44

Total	$107	$127

Note 4. Loss on Lease Termination, Asset Impairment and Other Charges

       During 2004, EME recorded loss on lease termination, asset impairment and other charges of $989 million. On April 27, 2004, EME's subsidiary, Midwest Generation, LLC (Midwest Generation) terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. EME recorded a pre-tax loss of approximately $956 million (approximately $587 million after tax) due to termination of the lease and the planned decommissioning of the asset and disposition of excess inventory.

       Following the termination of the Collins Station lease, Midwest Generation announced plans on May 28, 2004 to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. By the fourth quarter of 2004, the Collins Station was decommissioned and all units were permanently retired from service, disconnected from the grid, and rendered inoperable, with all operating permits surrendered. In September 2004, EME recorded a pre-tax impairment charge of $5 million resulting from the termination of the power purchase agreement effective September 30, 2004 for the two units at Collins Station that remained under contract. In addition, EME recognized a $4 million pre-tax charge for exit costs recorded as part of plant operations on EME's consolidated income statement related to reducing the workforce in Illinois during the fourth quarter of 2004.

       In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of its eight remaining small peaking units in Illinois. Based on this analysis and regulatory approval, planning efforts are in progress to decommission six of the eight small peaking units. As a result of the decision to decommission the units, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, EME recorded a pre-tax impairment charge of $29 million (approximately $18 million after tax). At September 30, 2004, the fair value of the small peaking units was $3.5 million.

       During 2003, EME recorded asset impairment charges of $304 million, consisting of $245 million related to eight small peaking plants owned by Midwest Generation in Illinois and $53 million and $6 million to write-down the estimated net proceeds from the planned sale of the Brooklyn Navy Yard and Gordonsville projects, respectively. The impairment charge related to the peaking plants in Illinois resulted from a revised long-term outlook for capacity revenues from the peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and current generation overcapacity. The book value of these assets was written down from

$286 million to an estimated fair market value of $41 million. The estimated fair market value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

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

Note 5. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss), including discontinued operations, consisted of the following:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$145	$(159)	$(11)	$(25)
Current period change	(145)	177	10	42

Balance at December 31, 2004	$—	$18	$(1)	$17

(1)
The minimum pension liability as of December 31, 2004 is discussed in Note 13, Employee Benefit Plans.

       The amount of commodity hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at December 31, 2004, was a gain of $26 million. The amount of interest rate hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at December 31, 2004, was a loss of $8 million. Unrealized gains (losses) included both continuing and discontinued operations as follows:

•
Continuing Operations—Unrealized gains on commodity hedges for continuing operations included those primarily related to EME Homer City Generation L.P. (EME Homer City) and Midwest Generation forward electricity contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These gains arise because current forecasts of future electricity prices in these markets are lower than contract prices. Unrealized gains on commodity hedges also included those related to EME's share of fuel contracts at March Point.

As EME's hedged positions for continuing operations are realized, approximately $11 million, after tax, of the net unrealized gains on cash flow hedges at December 31, 2004 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

•
Discontinued Operations—Unrealized losses on interest rate hedges pertained to discontinued operations only and were primarily related to EME's share of interest rate swaps at CBK.

The unrealized losses for discontinued operations were reclassified into earnings upon the completion of the sale of the CBK project in January 2005.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $(13) million, $11 million and $(2) million in 2004, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement.

       Interest rate swaps entered into to hedge the floating interest rate risk on the $385 million term loan qualified for treatment as cash flow hedges under SFAS No. 133 with appropriate adjustments made to other comprehensive income. At December 31, 2003, MEHC recorded a decrease of approximately $3 million, after tax, to other comprehensive income resulting from unrealized holding losses on these contracts. On July 2, 2004, the interest rate swaps were terminated. During 2004, MEHC recorded an increase of approximately $1 million, after tax, to other comprehensive income resulting from the gain realized upon termination of these contracts and an increase of approximately $2 million, after tax, to other comprehensive income resulting from unrealized gains on these contracts through June 30, 2004.

Note 6. Dispositions of Domestic Investments in Energy Plants

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

Note 7. Discontinued Operations

CBK Project

       On January 10, 2005, EME completed the sale of its 50% equity interest in the CBK project pursuant to a Purchase Agreement, dated November 5, 2004, by and between EME and Corporacion IMPSA S.A. Proceeds from the sale were approximately $104 million.

MEC International B.V.

       On December 16, 2004, EME completed the sale of the stock and related assets of MEC International B.V. (MECIBV) pursuant to a Purchase Agreement, dated July 29, 2004, by and between EME and a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%), referred to as IPM. The purchase agreement was entered into following a competitive bidding process. The sale of MECIBV included the sale of EME's interests in ten electric power generating projects or companies located in Europe, Asia, Australia, and Puerto Rico. Consideration from the sale of MECIBV and related assets was $2.0 billion.

       On February 3, 2005, EME sold its 25% equity interest in the Tri Energy project to IPM for approximately $20 million.

Contact Energy

       On September 30, 2004, EME completed the sale of its 51.2% interest in Contact Energy to Origin Energy New Zealand Limited pursuant to a Purchase Agreement dated July 20, 2004. The purchase agreement was entered into following a competitive bidding process. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser.

Lakeland Project

       In 2001, EME ceased consolidating the activities of Lakeland Power Ltd. when an administrative receiver was appointed following a default by Norweb Energi Ltd., the counterparty to a long-term power sales agreement. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. In 2003, a third party completed the purchase of the Lakeland power plant from the administrative receiver for £24 million. The proceeds from the sale and existing cash were used to fund partial repayment of the outstanding debt owed to secured creditors of the project. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. Norweb Energi Ltd. is a subsidiary of TXU (UK) Holdings Limited (TXU UK) and is an indirect subsidiary of TXU Europe Group plc (TXU Europe). On November 19, 2002, TXU UK and TXU Europe, together with a related entity, TXU Europe Energy Trading Limited (TXU Energy), entered into formal administration proceedings in the United Kingdom (similar to bankruptcy proceedings in the United States). To the extent that Lakeland Power receives payment under its claim, such amounts will first be used to repay amounts due to its creditors. In October 2004, for approximately £6 million, EME purchased from Lakeland's secured creditors the debt owed them by Lakeland Power. The purchase of the outstanding bank debt was completed to maximize EME's recovery from the proceeds ultimately received from the claim against Norweb Energi. Based on the settlement of claims currently being discussed as part of the TXU Europe administration proceeding, the secured debt of Lakeland Power is expected to be repaid in full. In addition, depending on the outcome of the TXU Europe administration proceedings, EME may receive additional cash from the settlement of the claims.

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

Other Projects

       On December 12, 2003, EME completed the sale of its 40% interest in a development project in Thailand to a third party. Proceeds from the sale were $13 million.

Summarized Financial Information for Discontinued Operations

       In accordance with SFAS No. 144, all of the projects discussed above are classified as discontinued operations in the accompanying consolidated statements of income (loss). Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date. Summarized results of discontinued operations are as follows:

	Years Ended December 31,
	2004	2003	2002
Total operating revenues	$1,281	$1,403	$1,111
Income before income taxes and minority interest	256	252	91
Provision for income taxes	48	90	44
Minority interest	51	38	25
Income from operations of discontinued foreign subsidiaries	157	124	22
Gain on sale before income taxes	532	—	—
Gain on sale after income taxes	533	—	—

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

       The loss from operations of Ferrybridge and Fiddler's Ferry in 2002 includes a $7 million loss on settlement of the pension plan related to previous employees of the Ferrybridge and Fiddler's Ferry project, partially offset from an insurance recovery from claims filed prior to the sale of the power plants. The loss on settlement of the pension plan arose from the election by former employees in March 2002 to transfer to AEP's new pension plan and the subsequent transfer of pension assets and liabilities in December 2002 in accordance with the terms of the sale agreement.

       The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the consolidated balance sheets at December 31, 2004 and 2003. The carrying amount of major asset and liability classifications for EME's international operations recorded as discontinued operations and held for sale are as follows:

	December 31,
	2004	2003
Cash and cash equivalents	$2	$191
Accounts receivable—trade, net of allowance of $6 million in 2003	—	204
Other current assets	2	182

Total current assets	4	577

Investments in unconsolidated affiliates	107	1,080

Net property, plant and equipment	—	4,413

Goodwill	—	865
Other long-term assets	—	303

Total other assets	—	1,168

Assets of discontinued operations	$111	$7,238

Accounts payable and accrued liabilities	$1	$210
Interest payable	—	56
Current maturities of long-term obligations	—	70
Other current liabilities		184

Total current liabilities	1	520

Long-term obligations net of current maturities	—	2,566

Deferred taxes and tax credits	—	638
Deferred revenue	4	488
Other long-term liabilities	—	340

Total long-term deferred liabilities	4	1,466

Liabilities of discontinued operations	$5	$4,552

       Assets and liabilities of foreign operations were translated at end of period rates of exchange, and the income statements were translated at the monthly average rates of exchange. Gains or losses from translation of foreign currency financial statements are included in comprehensive income in shareholder's equity.

Note 8. Investments in Unconsolidated Affiliates

       Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. These investments are primarily in energy and oil and gas projects. For 2003 and 2002, the summarized financial information included Four Star Oil & Gas Company. EME sold 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, on January 7, 2004. For 2003 and 2002, the summarized financial information also included Gordonsville Energy and Brooklyn Navy Yard. EME sold its interests in Gordonsville Energy and Brooklyn Navy Yard on November 21, 2003 and March 31, 2004, respectively. Therefore, Gordonsville Energy, Brooklyn Navy Yard and Four Star Oil & Gas are not included in the balances for 2004. The difference between the carrying value of these investments and the underlying equity in the net assets amounted to $2 million at December 31, 2004. The differences are being amortized over the life of the energy projects. The following table presents summarized financial information of the investments in unconsolidated affiliates:

	2004	2003
Investments in Unconsolidated Affiliates
Equity investment	$428	$365
Loan receivable	26	162

Total	$454	$527

       EME's subsidiaries have provided loans or advances related to certain projects. The loan receivable at December 31, 2004 consists of a $26 million, 5% interest promissory note, interest payable semiannually, due April 2008.

       The undistributed earnings of investments accounted for by the equity method were $160 million in 2004 and $157 million in 2003.

       The following table presents summarized financial information of the investment in the Brooklyn Navy Yard project accounted for by the equity method:

Three Months Ended March 31, 2004
Revenues	$62
Expenses	66

Net income	$(4)

March 31, 2004
Current assets	$66
Noncurrent assets	419

Total assets	$485

Current liabilities	$105
Noncurrent liabilities	497
Equity	(117)

Total liabilities and equity	$485

       The following table presents summarized financial information of the remaining investments in unconsolidated affiliates accounted for by the equity method:

	Years Ended December 31,
	2004	2003	2002
Revenues	$1,264	$1,988	$1,454
Expenses	928	1,529	1,082

Income before accounting change	336	459	372
Cumulative effect of change in accounting, net of tax	—	(7)	—

Net income	$336	$452	$372

	December 31,
	2004	2003
Current assets	$624	$717
Noncurrent assets	1,224	1,954

Total assets	$1,848	$2,671

Current liabilities	$347	$439
Noncurrent liabilities	674	1,418
Equity	827	814

Total liabilities and equity	$1,848	$2,671

       The majority of noncurrent liabilities are comprised of project financing arrangements that are non-recourse to EME.

       The following table presents, as of December 31, 2004, the investments in unconsolidated affiliates accounted for by the equity method that represent at least five percent (5%) of MEHC's income before tax or in which MEHC has an investment balance greater than $50 million.

Unconsolidated Affiliates	Location	Investment at December 31, 2004	EME's Ownership Interest at December 31, 2004	Operating Status
Sunrise	Fellows, CA	$97	50%	Operating gas-fired facility
Watson	Carson, CA	88	49%	Operating cogeneration facility
March Point	Anacortes, WA	64	50%	Operating cogeneration facility
Midway-Sunset	Fellows, CA	51	50%	Operating cogeneration facility

Note 9. Property, Plant and Equipment

       Property, plant and equipment consist of the following:

	December 31,
	2004	2003
Power plant facilities	$1,966	$2,067
Leasehold improvements	80	63
Emission allowances	1,305	1,305
Construction in progress	33	36
Equipment, furniture and fixtures	108	101
Capitalized leased equipment	1	1

	3,493	3,573
Less accumulated depreciation and amortization	709	564

Net property, plant and equipment	$2,784	$3,009

       In connection with Midwest Generation's financing activities, Midwest Generation has given first and second priority security interests in substantially all of the facilities owned by Midwest Generation and the assets relating to those plants, including a pledge of the intercompany notes from EME (approximately $1.4 billion at December 31, 2004). In addition, Edison Mission Marketing & Trading pledged an account representing payables owed to Midwest Generation. The amount of assets pledged or mortgaged totals approximately $3 billion at December 31, 2004. In addition to these assets, Midwest

Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged. Emission allowances were not pledged.

Note 10. Financial Instruments

Long-Term Obligations

       Long-term obligations include both corporate debt and non-recourse project debt, whereby lenders rely on specific project assets to repay such obligations. MEHC used the common stock of EME as the security for MEHC's corporate debt obligations. The senior secured notes and the term loan are non-recourse to Edison International and EME and its subsidiaries and, accordingly, none of Edison International, EME or EME's subsidiaries has any obligation under the senior secured notes or the term loan. The senior secured notes and the term loan contain restrictions on MEHC paying dividends unless it has an interest coverage ratio of at least 2.0 to 1.0 as defined in the respective agreements. At December 31, 2004, its interest coverage ratio was 1.18 to 1.0. At December 31, 2004, recourse debt to EME totaled $1.8 billion and non-recourse project debt totaled $1.9 billion. At December 31, 2004, EME had no borrowings outstanding on the $98 million secured line of credit that matures on April 27, 2007. Long-term obligations consist of the following:

	December 31,
	2004	2003
Corporate debt (with recourse to MEHC)
MEHC (parent only)
Senior Notes, net due 2008 (13.5%)	$789	$787
Term Loan due 2006 (LIBOR+7.5%) (9.52% at 12/31/04)	282	379
Recourse
EME (parent only)
Senior Notes, net
due 2008 (10.0%)	$400	$400
due 2009 (7.73%)	598	597
due 2011 (9.875%)	600	600
Pounds Sterling Coal and Capex Facility due 2004 (Sterling LIBOR+2.25%+0.0098%) (6.28% at 12/31/03)	—	28

Long-Term Obligations—Affiliate	78	78
Junior Subordinated Debentures	155	155
Non-recourse (unless otherwise noted)
Due to EME Funding Corp.—Long-Term Obligation due 2004-2008 (7.33%)	139	190
EME CP Holdings Co.
Note Purchase Agreement due 2015 (7.31%)	81	83
Edison Mission Midwest Holdings Co.
Tranche B due 2004 (LIBOR+2.0%) (3.25% at 12/31/03)	—	693
Midwest Generation, LLC
Second Priority Senior Secured Notes due 2034 (8.75%)	1,000	—
Credit Agreement due 2011 (LIBOR+3.25%) (5.4% at 12/31/04)	667	—
Mission Energy Holdings International, Inc.
Credit Agreement due 2006 (LIBOR+5.0%) (7.0% at 12/31/03)	—	796
Doga project Finance Agreement between Doga and OPIC due 2010 (11.2%)	—	62
NCM Credit Agreement due 2010 (U.S. LIBOR+1.25%) (2.31% at 12/31/03)	—	22

Subtotal	$4,789	$4,870
Less current maturities of long-term obligations	496	785

Total	$4,293	$4,085

MEHC Term Loan

       On April 5, 2004, the lenders under MEHC's $385 million term loan exercised their right to require MEHC to repurchase $100 million of the principal amount at par on July 2, 2004 (referred to as the "Term Loan Put-Option"). The $100 million of principal, plus interest, was paid on July 2, 2004. The remaining $285 million of principal, plus interest, was paid on January 3, 2005.

Midwest Generation, LLC Financing

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of December 31, 2004, Midwest Generation had no borrowings outstanding under the working capital facility and had reimbursement obligations under a letter of credit for approximately $3 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest

Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

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

Mission Energy Holdings International, Inc. Financing

       On December 11, 2003, EME's subsidiary, Mission Energy Holdings International, Inc., received funding under a three-year, $800 million secured loan from Citigroup, Credit Suisse First Boston, JPMorganChaseBank, and Lehman Brothers. Interest on this secured loan is based on LIBOR (with a LIBOR floor of 2%) plus 5%. After payment of transaction expenses, a portion of the net proceeds from this financing was used to make an equity contribution of $550 million to Edison Mission Midwest Holdings which, together with cash on hand, was used to repay Edison Mission Midwest Holdings' $781 million indebtedness due December 11, 2003. The remaining net proceeds from this financing were used to make a deposit of cash collateral of approximately $67 million under the new letter of credit facility described below and to repay approximately $160 million of indebtedness of a foreign subsidiary under the Coal and Capex facility guaranteed by EME. Mission Energy Holdings International owns substantially all of EME's international operations through its subsidiary, MECIBV. During the fourth quarter of 2004, EME repaid the $800 million indebtedness with the majority of the proceeds received from the sale of Contact Energy and cash on hand.

Long-term Obligations—Affiliates

       During 1997, EME declared a dividend of $78 million to The Mission Group (now known as Edison Mission Group, Inc.) which was recorded as a note payable due in June 2007 with interest at LIBOR plus 0.275% (2.32% at December 31, 2004). The note was subsequently exchanged for two notes with the same terms and conditions and assigned to other subsidiaries of Edison International.

Junior Subordinated Debentures

       In November 1994, Mission Capital, L.P., a limited partnership of which EME is the sole general partner, issued 3.5 million 9.875% Cumulative Monthly Income Preferred Securities, Series A at a price of $25 per security and invested the proceeds in 9.875% junior subordinated deferrable interest debentures due 2024 which were issued by EME in November 1994. The Series A securities are redeemable at the option of Mission Capital, in whole or in part, with mandatory redemption in 2024 at a redemption price of $25 per security, plus accrued and unpaid distributions. None of these securities had been redeemed as of December 31, 2004. On January 25, 2005 all of these securities were redeemed for a purchase price of 100% of the principal amount, plus accrued interest through January 25, 2005 for a total of $88 million. During August 1995, Mission Capital issued 2.5 million 8.5% Cumulative Monthly Income Preferred Securities, Series B at a price of $25 per security and invested the proceeds in 8.5% junior subordinated deferrable interest debentures due 2025 which were issued by EME in August 1995. The Series B securities are redeemable at the option of Mission Capital, in whole or in part, with mandatory redemption in 2025 at a redemption price of $25 per security, plus accrued and unpaid distributions. None of these securities had been redeemed as of December 31, 2004. On January 25, 2005 all of these securities were redeemed for a purchase price of 100% of the principal amount, plus accrued interest through January 25, 2005 for a total of $63 million. EME issued a guarantee in favor of the holders of the preferred securities, which guarantees the payments of distributions declared on the preferred securities, payments upon a liquidation of Mission Capital and payments on redemption with respect to any preferred securities called for redemption by Mission Capital. As described in Note 2—Summary of Significant Accounting Policies, EME no longer consolidates Mission Capital and includes the junior subordinated debentures in its consolidated balance sheet. In January 2005, the junior subordinated debentures were repaid and, in turn, the Monthly Income Preferred Securities were repurchased.

Coal and Capex Facility

       As part of the financing of the Ferrybridge and Fiddler's Ferry plants, EME had entered into a 359 million pounds sterling Coal and Capex Facility due January 2004 and July 2004, respectively. Following the completion of the sale of the power plants in December 2001, this facility was cancelled. During 2002, EME made total payments of $86 million from settlement of assets and liabilities of EME's discontinued operations. During 2003, EME made total payments of approximately $160 million with proceeds from the $800 million credit agreement entered into by Mission Energy Holdings International, Inc. In addition, EME completed the repayment of the remaining $28 million due under the Coal and Capex facility (guaranteed by EME) in April 2004. Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Annual Maturities on Long-Term Debt

       Annual maturities on long-term debt at December 31, 2004, for the next five years are summarized as follows: 2005—$496 million; 2006—$50 million; 2007—$132 million; 2008—$1.2 billion; and 2009—$613 million.

Standby Letters of Credit

       As of December 31, 2004, standby letters of credit aggregated to $16 million and were scheduled to expire during 2005.

Restricted Cash

       Several cash balances are restricted primarily to pay amounts required for debt payments and letter of credit expenses. The total restricted cash included in MEHC's consolidated balance sheet was $155 million at December 31, 2004 and $206 million at December 31, 2003. Included in restricted cash are debt service reserves of $76 million and $102 million at December 31, 2004 and 2003, respectively, and collateral reserves of $79 million and $104 million at December 31, 2004 and 2003, respectively.

       MEHC is organized as a legal entity separate and apart from EME and its other subsidiaries. Assets of EME and its subsidiaries may not be available to satisfy MEHC's obligations.

Fair Values of Non-Derivative Financial Instruments

       The carrying amount of cash and cash equivalents, trade accounts receivables and payables contained in EME's consolidated balance sheet approximates fair value. The following table summarizes the carrying amounts and fair values for outstanding non-derivative financial instruments:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Instruments
Non-derivatives:
Long-term obligations	$4,789	$5,487	$4,870	$4,866

       In assessing the fair value of MEHC's financial instruments, MEHC uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Quoted market prices for the same or similar instruments are used for long-term obligations, including junior subordinated debentures.

Note 11. Risk Management and Derivative Financial Instruments

       EME's risk management policy allows for the use of derivative financial instruments to limit financial exposure on EME's investments and to manage exposure from fluctuations in electricity, capacity and fuel prices, emission allowances, transmission rights, and interest rates for both trading and non-trading purposes.

Commodity Price Risk Management

       EME's merchant operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerance, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by EME's risk management committee. In order to provide more predictable earnings and cash flow, EME may hedge a portion of the electric output of its merchant plants. When appropriate, EME manages the spread between the electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

Interest Rate Risk Management

       MEHC mitigated the risk of interest rate fluctuations associated with the $385 million term loan ($100 million paid July 2, 2004 and $285 million paid January 3, 2005) by arranging for variable rate financing with interest rate swaps. Swaps covering interest accrued from January 2, 2002 to January 2, 2003 expired on January 2, 2003. Subsequently, MEHC entered into swaps that covered interest accrued from January 2, 2003 to July 2, 2004 and April 2, 2003 to July 2, 2004. Under MEHC's variable to fixed swap agreements, MEHC paid counterparties interest at a weighted average fixed rate of 2.84% at December 31, 2003. Counterparties paid MEHC interest at a weighted average variable rate based on LIBOR of 1.15% at December 31, 2003. MEHC did not enter into any new interest rate swaps associated with the $285 million portion of the term loan for periods beyond July 2, 2004. The remaining $285 million portion of the term loan was paid on January 3, 2005.

       Interest rate changes affect the cost of capital needed to operate EME's projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of EME's project financings.

Credit Risk

       In conducting EME's price risk management and trading activities, EME contracts with a number of utilities, energy companies and financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

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

       EME's plants owned by unconsolidated affiliates in which EME owns an interest sell power under long-term power purchase agreements. Generally, each plant sells its output to one counterparty. Accordingly, a default by a counterparty under a long-term power purchase agreement, including a default as a result of a bankruptcy, would likely have a material adverse affect on the operations of such power plant.

       In the past three fiscal years, EME derived a significant source of its revenues from the sale of energy and capacity generated at the Illinois Plants to Exelon Generation primarily under three power purchase agreements. 2004 was the final contract year under these power purchase agreements. Exelon Generation accounted for 36%, 40% and 66% of EME's consolidated operating revenues in 2004, 2003 and 2002, respectively.

       For the year ended December 31, 2004, approximately 15% of EME's consolidated operating revenues generated at the Homer City facilities and Illinois Plants was from sales to BP Energy Company, a third-party customer. An investment grade affiliate of BP Energy has guaranteed payment of amounts due under the related contracts.

Non-Trading Derivative Financial Instruments

       The following table summarizes the carrying amounts and fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading by risk category and instrument type:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commodity price:
Electricity	$10	$10	$(7)	$(7)
Interest rate:
Interest rate swaps	$—	$—	$(5)	$(5)

       In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of the commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

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

       The carrying amounts and fair values of the commodity financial instruments related to energy trading activities as of December 31, 2004 and December 31, 2003, are set forth below (in millions):

	December 31, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
Electricity	$125	$36	$104	$11
Other	—	—	—	1

Total	$125	$36	$104	$12

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

       EME recorded net gains of approximately $29 million, $40 million and $42 million in 2004, 2003 and 2002, respectively, arising from energy trading activities reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement.

Note 12. Income Taxes

Current and Deferred Taxes

       The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2004	2003	2002
Continuing Operations:
Current
Federal	$(364)	$(112)	$(186)
State	(77)	(49)	(84)
Foreign	(1)	6	8

Total current	(442)	(155)	(262)

Deferred
Federal	$(13)	$(24)	$156
State	(8)	2	26
Foreign	—	2	(2)

Total deferred	(21)	(20)	180

Provision (benefit) for income taxes from continuing operations	(463)	(175)	(82)

Discontinued operations	47	91	44
Change in accounting	—	(4)	(9)

Total	$(416)	$(88)	$(47)

       The components of income (loss) before income taxes and minority interest applicable to continuing operations, discontinued operations, and cumulative effect of change in accounting are as follows:

	Years Ended December 31,
	2004	2003	2002
Continuing Operations
U.S.	$(1,134)	$(379)	$(173)
Foreign	6	12	17

Total, continuing operations	(1,128)	(367)	(156)
Discontinued operations	788	252	91
Change in accounting	—	(13)	(23)

Total	$(340)	$(128)	$(88)

       Variations from the 35% federal statutory rate for income from continuing operations are as follows:

	Years Ended December 31,
	2004	2003	2002
Expected provision for federal income taxes	$(394)	$(129)	$(54)
Increase (decrease) in the provision for taxes resulting from:
State tax—net of federal deduction	(56)	(30)	(38)
Dividends received deduction	—	(12)	(5)
Taxes on foreign operations at different rates	(3)	4	—
Other	(10)	(8)	15

Provision (benefit) for income taxes	$(463)	$(175)	$(82)

Effective tax rate	41%	48%	53%

       The components of the net accumulated deferred income tax liability are:

	December 31,
	2004	2003
Deferred tax assets
Items deductible for book not currently deductible for tax	$67	$1
Net operating losses	3	11
Deferred income	3	40
Other	1	—

Subtotal	74	52
Valuation allowance	(3)	(11)

Total	71	41

Deferred tax liabilities
Basis differences	$246	$668
Tax credits, net	12	13
Price risk management	12	(6)
Other	5	22

Total	275	697

Deferred taxes and tax credits, net	$204	$656

       State loss carryforwards for various states total $45 million and $189 million at December 31, 2004 and 2003, respectively, with expiration dates, beginning in 2006. State capital loss carryforwards total $33 million at December 31, 2003.

       The $8 million reversal of valuation allowance is primarily due to the sale of a subsidiary whose state net operating losses were previously determined to be unrealizable.

       MEHC is, and may in the future be, under examination by tax authorities in varying tax jurisdictions with respect to positions it takes in connection with the filing of its tax returns. Matters raised upon audit may involve substantial amounts, which, if resolved unfavorably, an event not currently anticipated, could possibly be material. However, in MEHC's opinion, it is unlikely that the resolution of any such matters will have a material adverse effect upon MEHC's financial condition or results of operations.

Note 13. Employee Benefit Plans

Pension Plans

       Defined benefit pension plans (the non-executive plan has a cash balance feature) cover employees who fulfill minimum service and other requirements.

       At December 31, 2004, the accumulated benefit obligations of the executive pension plans exceeded the related plan assets at the measurement dates. In accordance with accounting standards, EME's consolidated balance sheets include an additional minimum liability, with corresponding charges to intangible assets and shareholders' equity (through a charge to accumulated other comprehensive income). The charge to accumulated other comprehensive income would be restored through shareholders' equity in future periods to the extent the fair value of the plan assets exceeds the accumulated benefit obligation.

       The expected contributions (all by the employer) are approximately $12 million for the year ended December 31, 2005. This amount is subject to change based on, among other things, the limits established for federal tax deductibility.

       EME uses a December 31 measurement date for all of its plans. The fair value of plan assets is determined by market value.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$119	$104
Service cost	16	14
Interest cost	7	6
Amendments	—	—
Actuarial loss	11	2
Benefits paid	—	(7)

Projected benefit obligation at end of year	$153	$119

Accumulated benefit obligation at end of year	$123	$90

Change in plan assets
Fair value of plan assets at beginning of year	$53	$39
Actual return on plan assets	7	10
Employer contributions	17	11
Benefits paid	—	(7)

Fair value of plan assets at end of year	$77	$53

Funded status	$(76)	$(66)
Unrecognized net loss	29	23
Unrecognized transition obligation	—	1
Unrecognized prior service cost	2	2

Recorded liability	$(45)	$(40)

	Years Ended December 31,
	2004	2003
Additional detail of amounts recognized in balance sheets:
Intangible asset	$1	$—
Accumulated other comprehensive income	(2)	—
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$99	$24
Accumulated benefit obligation	72	14
Fair value of plan assets	45	—
Weighted-average assumptions at end of year:
Discount rate	5.50%	6.00%
Rate of compensation increase	5.00%	5.00%

       Components of pension expense are:

	Years Ended December 31,
	2004	2003	2002
Service cost	$16	$14	$13
Interest cost	7	6	5
Expected return on plan assets	(4)	(4)	(3)
Net amortization and deferral	1	2	1

Total expense recognized	$20	$18	$16

Change in accumulated other comprehensive income	$(2)	—	—
Weighted-average assumptions:
Discount rate	6.00%	6.50%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	7.50%	8.50%	8.50%

       Asset allocations for plans are:

		December 31,
	Target for 2005	2004	2003
United States equity	45%	47%	46%
Non-United States equity	25%	25%	26%
Private equity	4%	2%	3%
Fixed income	26%	26%	25%

Postretirement Benefits Other Than Pensions

       Most non-union employees retiring at or after age 55 with at least 10 years of service are eligible for postretirement health and dental care, life insurance and other benefits. Eligibility depends on a number of factors, including the employee's hire date.

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

       On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. EME adopted FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," for the effects of the Act, effective July 1, 2004, which reduced EME's accumulated benefits obligation by $3 million upon adoption. EME's 2004 expense decreased by approximately $0.4 million as a result of the subsidy.

       The expected contributions (all by the employer) for the postretirement benefits other than pensions are $1 million for the year ended December 31, 2005. This amount is subject to change based on, among other things, the limits established for federal tax deductibility.

       EME uses a December 31 measurement date.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$54	$57
Service cost	2	2
Interest cost	3	3
Amendments	1	(14)
Actuarial loss (gain)	(1)	7
Benefits paid	(1)	(1)

Benefit obligation at end of year	$58	$54

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	1
Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$—	$—

Funded status	$(58)	$(54)
Unrecognized net loss	14	17
Unrecognized prior service cost	(12)	(15)

Recorded liability	$(56)	$(52)

Assumed health care cost trend rates:
Rate assumed for following year	10.00%	12.00%
Ultimate rate	5.00%	5.00%
Year ultimate rate reached	2010	2010
Weighted-average assumptions at end of year:
Discount rate	5.75%	6.25%

       Expense components of postretirement benefits are:

	Years Ended December 31,
	2004	2003	2002
Service cost	$2	$2	$5
Interest cost	3	3	8
Settlement	—	—	(71)
Net amortization and deferral	(1)	(1)	—

Total expense	$4	$4	$(58)

Assumed health care cost trend rates:
Current year	12.00%	9.75%	10.50%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2010	2008	2008
Weighted-average assumptions:
Discount rate	6.25%	6.40%	7.25%

       Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2004, by $11 million and annual aggregate service and interest costs by $1 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2004, by $9 million and annual aggregate service and interest costs by $1 million.

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

•
Fixed Income:  Fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities, mortgage backed securities and corporate debt obligations. A small portion of the fixed income position may be held in debt securities that are below investment grade.

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

Active Management Excess Return Expectations

       For asset classes that are actively managed, an excess return premium is added to the capital market return forecasts discussed above.

Estimated Future Benefits Payable

       Estimated future benefits payable under the pension and other postretirement benefits as of December 31, 2004 are as follows:

Years Ended December 31,	Pension Plans	Other Postretirement Benefits
2005	$4	$1
2006	4	1
2007	5	1
2008	6	1
2009	7	1
2010-2014	59	11

Total	$85	$16

Employee Stock Plans

       A 401(k) plan is maintained to supplement eligible United States employees' retirement income. The plan received contributions from EME of $5 million in 2004, $6 million in 2003 and $6 million in 2002.

Note 14. Stock Compensation Plans

Stock-Based Compensation

       Under various plans, EME may grant stock options at exercise prices equal to the market price at the grant date and other awards based on Edison International common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of up to five years, with expense accruing evenly over the vesting period. Edison International has approximately 14 million shares remaining for future issuance under equity compensation plans.

       Most Edison International stock options issued prior to 2000 accrue dividend equivalents, subject to certain performance criteria. The 2003 and 2004 options accrue dividend equivalents for the first five years of the option term. Unless deferred, dividend equivalents accumulate without interest. The liability and associated expense is accrued each quarter for the dividend equivalents for each option year. At the end of the performance measurement period, the expense and related liability is adjusted accordingly. Upon exercise, the dividends are paid out and the associated liability is reduced on EME's consolidated balance sheet.

       The fair value for each option granted, reflecting the basis for the pro forma disclosures in Note 2, was determined as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

	2004	2003	2002
Expected years until exercise	9-10	10	7-10
Risk-free interest rate	4.0% to 4.3%	3.8% to 4.5%	4.7% to 6.1%
Expected dividend yield	2.7% to 3.7%	1.8%	1.8%
Expected volatility	19% to 22%	44% to 53%	18% to 54%

       The weighted-average fair value of options granted during 2004, 2003 and 2002 was $6.60 per share option, $7.31 per share option and $7.88 per share option, respectively.

       A summary of the status of Edison International's stock options granted to EME employees is as follows:

	Share Options	Exercise Price	Weighted Exercise Price
Outstanding, December 31, 2001	1,747,011	$9.10 - $29.34	$19.07
Granted	967,405	$10.60 - $18.73	$18.61
Transferred from EME to Edison International	(22,046)	$9.15 - $28.94	$21.33
Forfeited	(466,382)	$9.10 - $29.34	$20.09
Exercised	(44,176)	$15.18 - $18.80	$16.75

Outstanding, December 31, 2002	2,181,812	$9.10 - $28.94	$18.60
Granted	1,020,910	$11.88 - $18.87	$12.37
Transferred from EME to Edison International	(32,351)	$9.57 - $28.94	$17.70
Forfeited	(315,788)	$9.57 - $28.94	$23.09
Exercised	(69,769)	$9.10 - $20.19	$14.12

Outstanding, December 31, 2003	2,784,814	$9.10 - $28.94	$15.95
Granted	1,212,026	$21.88 - $29.09	$22.02
Transferred from EME to Edison International	(69,924)	$12.29 - $28.13	$15.85
Forfeited	(104,975)	$9.57 - $23.14	$18.16
Exercised	(691,988)	$9.10 - $28.13	$14.52

Outstanding, December 31, 2004	3,129,953	$9.15 - $29.09	$18.44

       A summary of stock options outstanding at December 31, 2004 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$9.15 -$12.99	971,912	7.63	$11.89	344,207	$11.42
$13.00 - $18.99	687,130	7.02	18.28	385,745	18.16
$19.00 - $29.09	1,470,911	7.86	22.85	321,195	25.83

Total	3,129,953	7.60	$18.44	1,051,147	$18.30

       The number of options exercisable and their weighted-average exercise prices at December 31, 2003 and 2002 were 863,116 at $19.26 and 731,009 at $21.29, respectively.

Other Equity-Based Awards

       Performance shares were awarded in January 2002, January 2003 and January 2004 and vest at the end of December 2004, 2005 and 2006, respectively. The number of common shares paid out from the performance share awards depends on the performance of Edison International common stock relative to the stock performance of a specified group of companies.

       EME measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock compensation program was approximately

$24 million, $11 million and $4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 15. Commitments and Contingencies

Capital Improvements

       At December 31, 2004, EME's subsidiaries had firm commitments to spend approximately $25 million on capital expenditures in 2005 primarily for component replacement projects. These expenditures are planned to be financed by existing subsidiary credit facilities and cash generated from these operations.

Fuel Supply Contracts

       At December 31, 2004, EME's subsidiaries had contractual commitments to purchase coal. The remaining contracts' lengths range from one year to eight years. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $743 million in the next five years summarized as follows: 2005—$326 million; 2006—$198 million; 2007—$133 million; 2008—$54 million; and 2009—$32 million.

Fuel Supply Dispute

       During 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. On December 21, 2004, Unionvale and Genesis gave EME Homer City written notice of an event of force majeure at the Genesis No. 17 Mine in Pennsylvania, which is a source of coal under both of the agreements. The claimed force majeure event is the result of alleged geologic conditions that, in the suppliers' opinion, prevent the delivery of coal under the agreements. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal in 2005.

       Unionvale and Genesis also seek to terminate one of the agreements, which was scheduled to run through December 2007, under a provision that allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Mine prevent mining and will continue beyond a 30-day period. The parties' second agreement with a term through December 2006 does not contain a similar termination provision, and the suppliers have requested contract modifications to the term, quantity, quality and price provisions of the agreement.

       EME Homer City disputes the force majeure claim as it relates to both agreements and has filed suit against Unionvale and Genesis in Pennsylvania state court. EME Homer City's complaint seeks equitable relief by way of an order requiring the defendants to fulfill their contracted obligations and such other monetary relief as is just and proper. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of December 31, 2004, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

Gas Transportation Agreements

       At December 31, 2004, EME had a contractual commitment to transport natural gas. EME's share of the commitment to pay minimum fees under its gas transportation agreement, which has a term of 15 years, is currently estimated to aggregate $40 million in the next five years, 2005 through 2009, $8 million each year.

Coal Transportation Agreements

       At December 31, 2004, EME had contractual commitments for the transport of coal to its facilities. The remaining contracts' lengths range from three years to seven years. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are currently estimated to aggregate $492 million in the next four years, summarized as follows: 2005—$202 million; 2006—$160 million; 2007—$94 million; and 2008—$36 million.

Other Contractual Obligations

       At December 31, 2004, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

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

       At December 31, 2004, other contractual obligations are summarized as follows: 2005—$10 million; 2006—$4 million; 2007—$4 million; 2008—$4 million; and 2009—$4 million.

Commercial Commitments

Introduction

       EME and certain of is subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantees of debt and indemnifications.

Guarantees and Indemnities

Tax Indemnity Agreements—

       In connection with the sale-leaseback transactions that EME has entered into related to the Collins Station and the Powerton and Joliet Stations in Illinois and the Homer City facilities in Pennsylvania, EME or one of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (See Note 4—Loss on Lease Termination, Asset

Impairment and Other Charges), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

Indemnities Provided as Part of the Acquisition of the Illinois Plants—

       In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison take all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Except as discussed below, EME has not recorded a liability related to this indemnity.

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 130 and 170 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed by the end of 2004. At December 31, 2004, Midwest Generation had $9 million recorded as a liability for asserted claims related to this matter and had made $5 million in payments through December 31, 2004.

       In view of its experience since 2003, Midwest Generation engaged an independent actuary in the fourth quarter of 2004 to determine if a reasonable estimate of future losses could be made based on claims and other available information. After review, the actuary determined that an estimate could be prepared, and, accordingly, Midwest Generation engaged the actuary to complete an estimate of future losses. Based on the actuary's analysis, Midwest Generation recorded an undiscounted $56 million pre-tax charge for its indemnity for future asbestos claims through 2045. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2045.

       The $56 million pre-tax charge was recorded as part of plant operations on EME's consolidated income statement and reduced net income by $34 million. Midwest Generation anticipates obtaining periodic updates of the estimate of future losses. On a quarterly basis, Midwest Generation will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the estimate will be recorded quarterly, if necessary.

       The amounts recorded by Midwest Generation for the asbestos-related liability were based upon known facts at the time the report was prepared. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Indemnity Provided as Part of the Acquisition of the Homer City Facilities—

       In connection with the acquisition of the Homer City facilities, EME Homer City Generation L.P. (EME Homer City) agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME has not recorded a liability related to this indemnity.

Indemnities Provided under Asset Sale Agreements—

       The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. EME also provided an indemnity to IPM for matters arising out of the exercise by one of its project partners of a purported right of first refusal. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At December 31, 2004, EME had recorded a liability of $87 million related to these matters.

       In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. EME has not recorded a liability related to these indemnities.

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

       On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard), to BNY Power Partners LLC. Brooklyn Navy Yard owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through 2006. At December 31, 2004, EME had recorded a liability of $11 million related to this indemnity.

Capacity Indemnification Agreements—

       EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point

Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of December 31, 2004, if payment were required, would be $153 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract. EME has not recorded a liability related to this indemnity.

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

Contingencies

Legal Developments Affecting Sunrise Power Company

       Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties removed the lawsuit to federal court, and the court ordered remand to the San Francisco Superior Court. Defendants expect to file a responding pleading by April 2005. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

Environmental Matters and Regulations

Introduction

       EME and its subsidiaries are subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over any projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected.

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

State—Illinois

Air Quality

       In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The report was issued on September 30, 2004. The report concluded, "It is clear that power plant emissions are a considerable source of air pollution and that reducing emissions will benefit public health. However, moving forward with a state-specific regulatory or legislation strategy without fully understanding all the critical impacts on jobs and Illinois' economy overall as well as consumer utility rates and reliability of the power grid would be irresponsible." Consequently, the Illinois EPA recommended "that the Governor continue demanding that the federal government act nationally to reduce power plant emissions. Further, the Illinois EPA recommends that the Governor insist that the competing issues of health, jobs, electric service reliability and affordable consumer rates be fully and completely reconciled in light of the many unanswered questions presented in this report. While this work is already underway—and will continue—it can ultimately only be completed once the national emission reduction strategy solidifies and the timing and features of a national program are known." While the law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations, the report's recommendations indicate that the State will focus its efforts on impacting the federal regulatory process rather than recommending state-specific regulations. At this time, EME cannot evaluate the potential impact of State action on EME's facilities since it will depend on the content of federal regulations.

       Beginning with the 2003 ozone season (May 1 through September 30), EME has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard was met by each of EME's Illinois power plants in 2004. Beginning with the 2004 ozone season, Midwest Generation facilities became subject to the federally mandated "NOx SIP Call" regulation that provided ozone-season NOx emission allowances to a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. EME has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized, as needed, to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the NOx limitations.

       During 2004, the Illinois EME stations stayed within their NOx allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois EME stations will use banked allowances, along with some purchased allowances, to stay within their NOx allocations. After 2005, EME plans to continue to purchase allowances while evaluating various technologies to determine whether any additional pollution controls should be installed at the Illinois facilities.

Water Quality

       The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from the Joliet and Will County plants. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards are still being developed. At this time no standards have been proposed, so EME cannot estimate the financial impact of this review. However, the cost of additional cooling water treatment, if required, could be substantial.

State—Pennsylvania

Water Quality

       The discharge from the treatment plant receiving the wastewater stream from EME's Unit 3 flue gas desulfurization system at the Homer City facilities has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME was notified in April 2002 by the Pennsylvania Department of Environmental Protection (PADEP) that it has been included in the Quarterly Noncompliance Report submitted to the United States Environmental Protection Agency (US EPA). EME has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME has also discussed these approaches for resolving the water quality issues with PADEP. While pilot studies have been completed which have improved the performance of the treatment system, the discharge has not been able to consistently meet its effluent limitation. Chemicals are being added to the system to continue to improve its performance which has come very close to meeting the very tight water quality based limitation. Plans are being made to conduct an additional pilot test if the new chemical addition procedure fails to achieve consistent compliance. After the station achieves consistent compliance, EME will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and then instruct the contractor to make the necessary improvements. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

Clean Air Act

       EME expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. EME's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation

       In December 2000, the US EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions. On January 30, 2004, US EPA published rules for regulating mercury emissions from coal fired power plants. US EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind US EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On March 16, 2004, the US EPA published a Supplemental Notice of Proposed Rulemaking that provides more details on its emissions cap and trade proposal for mercury, and on November 30, 2004, the US EPA issued a Notice of Data Availability (NODA) requesting comments on additional modeling and other data the US EPA was considering in development of its final rule. The NODA public comment period closed on January 2, 2005. At this time, the US EPA anticipates finalizing the regulations on March 15, 2005, with controls required to be in place on existing units by March 15, 2008 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

       Management's preliminary estimate is that the anticipated mercury regulations, along with the other Clean Air Act developments described below, may require EME to spend approximately $300 million for capital improvements at its Homer City facilities in the 2006-2010 timeframe, although the timing will depend on which mercury proposal is adopted. Until the mercury regulations are finalized, EME cannot determine the potential impact of these regulations on the operations of its other facilities. Additional capital costs, particularly on the Illinois coal units, related to these regulations could be required in the future and they could be material, depending upon the final standards adopted by the US EPA.

National Ambient Air Quality Standards

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Almost all of EME's facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

       In December 2003, the US EPA proposed rules that would require states to revise their implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. The proposed "Clean Air Interstate Rule" is designed to be completed before states must revise their implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Illinois and Pennsylvania. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.

       On March 10, 2005, the acting administrator of the US EPA signed the final Clean Air Interstate Rule. According to information provided by the US EPA, Phase I nitrogen oxides reductions would come into effect in 2009 rather than 2010. In addition, the emissions budgets for sulfur dioxides and nitrogen oxides in the final rule appear to have been slightly modified from the proposed regulation. EME has not had an opportunity to review the text of the final Clean Air Interstate Rule regulation. In addition, any additional obligations on EME's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, EME may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. However, until the state implementation plans are revised, EME cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements

       On November 3, 1999, the United States Department of Justice filed the first of a number of suits against electric utilities and power generating facilities for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations. In addition to the suits filed, US EPA has issued a number of administrative Notices of Violation to electric utilities alleging NSR violations. EME and its subsidiaries have not been named as a defendant in these lawsuits and have not received any administrative Notices of Violation alleging NSR violations at any of their facilities.

       Several of the named utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of US EPA's proposed NSR reforms (discussed immediately below).

       On December 31, 2002, the US EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

       A federal district court, ruling on a lawsuit filed by US EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects. This decision is currently on appeal before the United States Court of Appeals for the Fourth Circuit.

       On October 27, 2003, US EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

       Prior to EME's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the US EPA. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to these same plants. Midwest Generation has provided responses to several portions of this request and, in cooperation with Commonwealth Edison, is obtaining the data necessary for the final response. Under date of February 1, 2005, US EPA submitted a request for some additional information to Midwest Generation. Midwest Generation is currently collecting available information responsive to this request. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to any of EME's facilities.

       Developments with respect to changes to the NSR program and NSR enforcement will continue to be monitored by EME to assess what implications, if any, they will have on the operation of power plants owned or operated by EME or its subsidiaries, or on EME's results of operations or financial position.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed NPDES permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement/entrainment may be required. EME has begun to collect impingement and entrainment data at its potentially affected Midwest Generation facilities in Illinois to begin the process of determining what corrective actions may need to be taken.

       After the final promulgation of the Phase II cooling water intake structure regulation, legal challenges were filed by environmental groups, the attorneys general for six states, a utility trade association and several individual electric power generating companies. These cases have been consolidated and transferred to the United States Court of Appeals for the Second Circuit. A briefing schedule has been established for the case and a decision is not expected until sometime in 2006. The final requirements of the Phase II rule will not be fully known until these appeals are resolved and, if necessary, the regulation is revised by the US EPA. Although the Phase II rule could have a material impact on EME's operations, EME cannot reasonably determine the financial impact on it at this time because it is in the beginning stages of collecting the data required by the regulation and due to the aforementioned legal challenges which may affect the obligations imposed by the rule.

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME is not able to evaluate the potential impact of these proposals at this time.

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

       With respect to EME's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME may be liable for these costs. EME has agreed to indemnify the sellers of the Illinois Plants and the Homer City facilities with respect to specified environmental liabilities. See "—Commercial Commitments—Guarantees and Indemnities" for a discussion of these indemnities.

Climate Change

       Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. As a result of Russia's ratification of the Kyoto Protocol in December 2004, the Protocol officially came into effect on February 16, 2005.

       EME has an equity interest in and operates the Doga generating plant in Turkey. Turkey is classified as an Annex 1 or "developed" country and is subject to national greenhouse gas emission reduction targets during the period of 2008-2012 (i.e., Phase 1). To date, Turkey has not yet ratified the Kyoto Protocol. Because Turkey is anxious to be admitted as a member of the European Union and the

European Union is such a proponent of the Protocol, it is expected that the European Union will exert pressure on Turkey to ratify the Protocol.

       In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate change-related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Thus, EME may be impacted by future federal or state legislation relating to greenhouse gas emissions reductions.

       In addition, there have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. The US EPA denied on September 3, 2003, a petition by Massachusetts, Maine and Connecticut to compel US EPA under the Clean Air Act to require US EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against US EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The D.C. Circuit has granted intervention requests from 10 states that support US EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

       On July 21, 2004, Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, the City of New York and certain environmental organizations brought lawsuits in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. The lawsuits seek injunctive relief in the form of a mandatory cap on carbon dioxide emissions to be phased in over several years. The defendants in these suits have filed motions to dismiss, which have not yet been ruled upon by the court. Neither EME nor its subsidiaries have been named as defendants in these lawsuits.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME. Any legal obligation that would require EME to substantially reduce its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

Note 16. Lease Commitments

       EME leases office space, property and equipment under noncancelable lease agreements that expire in various years through 2019.

       Future minimum payments for operating leases at December 31, 2004, are:

Years Ending December 31,	Operating Leases
2005	$317
2006	355
2007	353
2008	352
2009	348
Thereafter	3,300

Total future commitments	$5,025

       Operating lease expense amounted to $210 million, $234 million and $227 million in 2004, 2003 and 2002, respectively.

Sale-Leaseback Transactions

       On December 7, 2001, a subsidiary of EME completed a sale-leaseback of EME's Homer City facilities to third-party lessors for an aggregate purchase price of $1.6 billion, consisting of $782 million in cash and assumption of debt (the fair value of which was $809 million). Under the terms of the 33.67-year leases, EME's subsidiary is obligated to make semi-annual lease payments on each April 1 and October 1. If a lessor intends to sell its interest in the Homer City facilities, EME has a right of first refusal to acquire the interest at fair market value. Minimum lease payments (included in the table above) are $152 million in 2005, $152 million in 2006, $151 million in 2007, $152 million in 2008, $151 million in 2009, and the total remaining minimum lease payments are $2.1 billion. The gain on the sale of the facilities has been deferred and is being amortized over the term of the leases.

       On August 24, 2000, a subsidiary of EME completed a sale-leaseback of EME's Powerton and Joliet power facilities located in Illinois to third-party lessors for an aggregate purchase price of $1.4 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), EME's subsidiary makes semi-annual lease payments on each January 2 and July 2, which began January 2, 2001. EME guarantees its subsidiary's payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, EME has a right of first refusal to acquire the interest at fair market value. Minimum lease payments (included in the table above) are $141 million in 2005, $185 million in 2006, $185 million in 2007, $185 million in 2008, $185 million in 2009, and the total remaining minimum lease payments are $1.1 billion. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases.

Note 17. Related Party Transactions

       Specified administrative services such as payroll and employee benefit programs, all performed by Edison International or Southern California Edison Company employees, are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates, including MEHC. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, services of Edison International or Southern California Edison employees are sometimes directly requested by MEHC and these services are performed for MEHC's benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost. EME believes the allocation methodologies utilized are reasonable. MEHC made reimbursements for the cost of these programs and other services, which amounted to $60 million, $63 million and $53 million in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the amount due to Edison International was $26 million and $3 million, respectively.

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

       MEHC records accruals for tax liabilities and/or tax benefits which are settled quarterly according to a series of tax-allocation agreements as described in Note 2. Under these agreements, MEHC recognized tax benefits applicable to continuing operations of $441 million, $161 million and $270 million for 2004, 2003 and 2002, respectively. See Note 12—Income Taxes. Amounts included in Accounts receivable—affiliates associated with these tax benefits totaled $89 million and $18 million at December 31, 2004 and 2003, respectively.

       Edison Mission Operation & Maintenance, Inc., an indirect, wholly owned affiliate of EME, has entered into operation and maintenance agreements with partnerships in which EME has a 50% or less ownership interest. Pursuant to the negotiated agreements, Edison Mission Operation & Maintenance is to perform all operation and maintenance activities necessary for the production of power by these partnerships' facilities. The agreements continue until terminated by either party. Edison Mission Operation & Maintenance is paid for all costs incurred with operating and maintaining such facilities and may also earn an incentive compensation as set forth in the agreements. EME recorded revenues under the operation and maintenance agreements of $24 million, $24 million and $22 million in 2004, 2003 and 2002, respectively. Accounts receivable—affiliates for Edison Mission Operation & Maintenance totaled $6 million at December 31, 2004 and 2003.

       Specified EME subsidiaries have ownership in partnerships that sell electricity generated by their project facilities to Southern California Edison Company and others under the terms of long-term power purchase agreements. Sales by these partnerships to Southern California Edison Company under these agreements amounted to $824 million, $754 million and $548 million in 2004, 2003 and 2002, respectively.

Note 18. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2004	2003	2002
Cash paid
Interest (net of amount capitalized)	$452	$427	$420
Income taxes (receipts)	(16)	(163)	(478)
Cash payments under plant operating leases	240	271	272
Details of assets acquired
Fair value of assets acquired	$—	$3	$—
Liabilities assumed	—	—	—

Net cash paid for acquisitions	$—	$3	$—

Non-cash activities from de-consolidation of variable interest entity
Assets	$133	—	—
Liabilities	165	—	—

Note 19. Quarterly Financial Data (unaudited)

2004	First	Second		Third(i)		Fourth		Total
Operating revenues	$389	$359		$509		$382		$1,639
Operating income (loss)	(16)	(976	)(ii)	95	(iii)	(47	)(iv)	(944)
Income (loss) from continuing operations	(39)	(636	)(ii)	61	(iii)	(52	)(iv)	(666)
Discontinued operations, net(vii)	46	26		498	(vi)	120	(vi)	690
Net income (loss)	7	(610)		559		68		24
2003	First	Second		Third(i)		Fourth		Total
Operating revenues	$402	$388		$633		$355		$1,778
Operating income (loss)	(15)	(265	)(v)	216		(90)		(154)
Income (loss) from continuing operations	(54)	(192	)(v)	138		(86)		(194)
Discontinued operations, net(vii)	22	1		38		63		124
Income (loss) before accounting change	(32)	(191)		176		(23)		(70)
Net income (loss)	(41)	(191)		176		(23)		(79)

  (i)
  Reflects EME's seasonal pattern, in which the majority of earnings from domestic projects are earned and recorded in the third quarter of each year.

  (ii)
  Reflects a $951 million pre-tax ($585 million, after tax) loss on termination of the lease related to the Collins Station and the return of its ownership to EME.

  (iii)
  Reflects asset impairment charge of $29 million pre-tax ($18 million, after tax) related to impairment of six of the eight remaining small peaking units in Illinois.

  (iv)
  Reflects a $56 million pre-tax ($34 million, after-tax) charge related to an estimate of possible future payments under a contract indemnity agreement related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999.

  (v)
  Reflects asset impairment charge of $245 million pre-tax ($150 million, after tax) required to write-down the carrying amount of all eight of the small peaking units in Illinois to their estimated fair value.

  (vi)
  Reflects gain on sale of international projects. See Note 7. Discontinued Operations for further explanation.

  (vii)
  See Note 7. Discontinued Operations for more information.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Positions with Mission Energy Holding Company

       Listed below are MEHC's directors and executive officers and their ages and positions as of March 1, 2005.

Name, Position and Age	Director Continuously Since	Term Expires	Position Held Continuously Since	Term Expires
John E. Bryson, 61 Director, Chairman of the Board	2001	2005	—	—
Frank B. Bilotta, 44 Director	2001	2005	—	—
Bryant C. Danner, 67(1) Director	2001	2005	—	—
Thomas R. McDaniel, 55 Director, Chief Executive Officer and President	2005	2005	2005	2005
Barbara Mathews, 52 Secretary and Assistant General Counsel	—	—	2001	2005
Kevin M. Smith, 46(2) Senior Vice President and Chief Financial Officer	—	—	2001	2005
Raymond W. Vickers, 62 Senior Vice President and General Counsel	—	—	2001	2005

(1)
Mr. Danner will resign as director of MEHC, effective June 30, 2005.

(2)
Mr. Smith will retire as chief financial officer of MEHC, effective March 17, 2005, and as senior vice president of MEHC, effective April 1, 2005.

Business Experience

       Below is a description of the principal business experience during the past five years of each of the individuals named above and the name of each public company in which any director named above is a director.

       Mr. Bryson has been director and chairman of the board of Mission Energy Holding Company since June 2001. Since January 2003, Mr. Bryson has been chairman of the board, president and chief executive officer of Edison International and chairman of the board of Southern California Edison. From January 2000 through December 2002, Mr. Bryson was chairman of the board, president and chief executive officer of Edison International (only). Mr. Bryson was director and chairman of the board of Edison Mission Energy from January 2000 through December 2002. Mr. Bryson has been a director of Edison International since 1990. Mr. Bryson was a director of Southern California Edison from 1990 through 1999 and from January 2003 to date. Mr. Bryson is a director of The Boeing Company and The Walt Disney Company, and a director/trustee for three funds in the Western Asset funds complex.

       Mr. Bilotta has been director of Mission Energy Holding Company since June 2001 and serves as Mission Energy Holding Company's independent director. Mr. Bilotta has over 20 years of diversified accounting and legal experience with an emphasis in asset-backed securities. Prior to joining Global Securitization Services in September of 2000, Mr. Bilotta served as senior vice president at Lord Securities Corporation. He also served as an independent director on a variety of structured finance vehicles.

       Mr. Danner has been director of Mission Energy Holding Company since June 2001. Mr. Danner has been director of Edison Mission Energy since May 1993. Mr. Danner has been executive vice president and general counsel of Edison International since June 1995.

       Mr. McDaniel has been director, chief executive officer and president of Mission Energy Holding Company since January 2005. Mr. McDaniel has been director of Edison Mission Energy since August 2002. Mr. McDaniel has been executive vice president, chief financial officer and treasurer of Edison International since January 2005. Mr. McDaniel has served as director of Edison Capital since September 1987. From August 2002 until January 2005, Mr. McDaniel was president and chief executive officer of Edison Mission Energy, and from January 2003 until January 2005, served as chairman of the board. From September 1987 until January 2005, Mr. McDaniel served as chief executive officer of Edison Capital.

       Ms. Mathews has been secretary and assistant general counsel of Mission Energy Holding Company since June 2001. Ms. Mathews has been an associate general counsel for Edison International and Southern California Edison Company since April 2002. Ms. Mathews was an assistant general counsel of Edison International and Southern California Edison from August 1996 through April 2002.

       Mr. Smith has been senior vice president and chief financial officer of Mission Energy Holding Company since September 2001. Mr. Smith has been senior vice president and chief financial officer of Edison Mission Energy since May 1999. Mr. Smith has also served as treasurer of Edison Mission Energy from September 1992 to February 2000 and from May 2002 until June 2004.

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

Audit Committee Financial Expert

       The board of directors has determined that Mission Energy Holding Company has at least one audit committee financial expert (as defined in rules of the Securities and Exchange Commission) serving on its audit committee. The name of the audit committee financial expert is Thomas R. McDaniel, who is not an independent director.

Code of Business Conduct and Ethics for Principal Officers

       Mission Energy Holding Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted under the heading "Corporate Governance" on the Internet website maintained by Mission Energy Holding Company's parent, Edison International, at www.edisoninvestor.com. Any amendment to or waiver from a provision of the Code of Business Conduct and Ethics that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within four business days following the date of the amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

       MEHC officers receive compensation from EME or Edison International and receive no compensation from MEHC. For information concerning the chief executive officer and four most highly paid executive officers, other than the chief executive officer, of EME and Edison International, see Item 11 of EME's Form 10-K for the year ended December 31, 2004 and the Summary Compensation Table in the Executive Compensation section of Edison International's Proxy Statement relating to its 2005 Annual Meeting of Shareholders, respectively, which are incorporated by reference.

Compensation of Directors

       MEHC's directors do not receive any compensation for serving on its board of directors or attending meetings. Global Securitization Services, LLC received an annual fee of $3,500 for the independent directorship services rendered by their employee, Frank B. Bilotta.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

       Set forth below is certain information regarding each person who is known to MEHC to be the beneficial owner of more than five percent of MEHC's common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, $0.01 per share par value	Edison Mission Group Inc. 2244 Walnut Grove Avenue Rosemead, California 91770	1,000 shares held directly and with exclusive voting and investment power	100%

       For information concerning the number of equity securities of Edison International beneficially owned by all directors and executive officers of EME and Edison International, individually and as a group, see Item 12 of EME's Form 10-K for the year ended December 31, 2004 and the table entitled "Stock Ownership of Directors and Executive Officers" of Edison International's Proxy Statement relating to its 2005 Annual Meeting of Shareholders, respectively, which are incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

       The following table sets forth the aggregate fees billed to Mission Energy Holding Company (consolidated total including Mission Energy Holding Company and its subsidiaries), for the fiscal years ended December 31, 2004 and December 31, 2003, by PricewaterhouseCoopers LLP:

	Mission Energy Holding Company and Subsidiaries ($000)
	2004	2003
Audit Fees	$4,611	$2,555
Audit Related Fees(1)	204	551
Tax Fees(2)	2,123	1,318

Totals	$6,938	$4,424

(1)
The nature of the services comprising these fees were assurance and related services related to the performance of the audit or review of the financial statements and not reported under "Audit Fees" above, including the implementation of the requirements of the Sarbanes-Oxley Act of 2002.

(2)
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

       During the fiscal year ended December 31, 2004, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	List of Financial Statements
		See Index to Consolidated Financial Statements at Item 8 of this report.
	(2)	List of Financial Statement Schedules
		The following items are filed as a part of this report pursuant to Item 15(d) of Form 10-K:
			Page

		Investment in Unconsolidated Affiliates Financial Statements:
		California Power Group Combined Financial Statements as of December 31, 2004, 2003 and 2002	173
		Watson Cogeneration Company Financial Statements as of December 31, 2004, 2003 and 2002	192
		Midway-Sunset Cogeneration Company Financial Statements as of December 31, 2004, 2003 and 2002	201
		March Point Cogeneration Company Financial Statements as of December 31, 2004, 2003 and 2002	213
		EcoEléctrica Holdings, Ltd. and Subsidiaries Consolidated Financial Statements as of December 31, 2004, 2003 and 2002	227
		Schedule I—Condensed Financial Information of Parent	248
		Schedule II—Valuation and Qualifying Accounts	251

		All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
  (b)
  Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 1, 1998, between Pennsylvania Electric Company, NGE Generation, Inc., New York State Electric & Gas Corporation and Mission Energy Westside, Inc., incorporated by reference to Exhibit 2.4 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
2.2
Asset Sale Agreement, dated March 22, 1999, between Commonwealth Edison Company and Edison Mission Energy as to the Fossil Generating Assets, incorporated by reference to Exhibit 2.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
2.3
Purchase and Sale Agreement, dated May 10, 2000, between Edison Mission Energy, P & L Coal Holdings Corporation and Gold Fields Mining Corporation, incorporated by reference to Exhibit 2.9 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2000.
2.4
Stock Purchase Agreement, dated November 17, 2000 between Mission Del Sol, LLC and Texaco Inc., incorporated by reference to Exhibit 2.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.

2.5
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
2.6
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
2.7
Purchase Agreement, dated July 20, 2004, between Edison Mission Energy and Origin Energy New Zealand Limited, incorporated by reference to Exhibit 2.1 to Edison Mission Energy's Form 8-K dated September 30, 2004.
2.8
Purchase Agreement, dated July 29, 2004, by and among Edison Mission Energy, IPM Eagle LLP, International Power plc, Mitsui & Co., Ltd. and the other sellers on the signature page thereto, incorporated by reference to Exhibit 2.1 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2004.
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
3.3.1
Certificate of Amendment to the Certificate of Incorporation of Edison Mission Energy dated May 4, 2004, incorporated by reference to Exhibit 3.1.1 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
3.4	By-Laws of Edison Mission Energy dated May 4, 2004, incorporated by reference to Exhibit 3.1.1 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
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
4.7.1	Form of 10% Senior Note due 2008 (included in Exhibit 4.1 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001).
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
4.16.1
First Supplemental Indenture, dated as of June 28, 1999, to Indenture dated as of June 28, 1999, between Edison Mission Energy and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on February 18, 2000.
4.17
Registration Rights Agreement, dated as of June 23, 1999, between Edison Mission Energy and the Initial Purchasers specified therein, incorporated by reference to Exhibit 10.1 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on February 18, 2000.
4.18
Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation, LLC, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
4.18.1
Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.18 hereto, incorporated by reference to Exhibit 4.14 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
4.19
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
4.19.1
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.19 hereto, incorporated by reference to Exhibit 4.4.1 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001.
4.19.2
Appendix A (Definitions) to the Participation Agreement constituting Exhibit 4.19 hereto, incorporated by reference to Exhibit 4.4.2 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2004.
4.20
Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee, incorporated by reference to Exhibit 4.9 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001.
4.20.1
Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.20 hereto, incorporated by reference to Exhibit 4.9.1 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2003.

10.1
Transition Power Purchase Agreement, dated August 1, 1998, between New York State Electric & Gas Corporation and Mission Energy Westside, Inc, incorporated by reference to Exhibit 10.52 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.2
Guarantee, dated August 1, 1998, between Edison Mission Energy, Pennsylvania Electric Company, NGE Generation, Inc. and New York State Electric & Gas Corporation, incorporated by reference to Exhibit 10.54 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.3
Amended and Restated Guarantee and Collateral Agreement, dated as of December 7, 2001, made by EME Homer City Generation L.P. in favor of The Bank of New York as successor to United States Trust Company of New York, as Collateral Agent, incorporated by reference to Exhibit 10.16.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.4
Amended and Restated Security Deposit Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P. and The Bank of New York as Collateral Agent, incorporated by reference to Exhibit 10.18.2 to the EME Homer City Generation L.P. Form 10-K for the year ended December 31, 2001.
10.5
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
10.6
Exchange and Registration Rights Agreement, dated as of May 27, 1999, by and among the Initial Purchasers named therein, the Guarantors named therein and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.1 to Edison Mission Holdings Co.'s Registration Statement on Form S-4 to the Securities and Exchange Commission on December 3, 1999.
10.7
Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.8
Credit Agreement, dated December 11, 2003, among Mission Energy Holdings International, Inc., Initial Lenders and Citicorp North America, Inc. as Administrative Agent, incorporated by reference to Exhibit 10.1 to Edison Mission Energy's Form 8-K dated December 11, 2003.
10.9
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

10.11**
Executive Supplemental Benefit Program as amended January 30, 1990, incorporated by reference to Exhibit 10.2 Edison International's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9936).
10.12**
Executive Disability and Survivor Benefit Program effective January 1, 1994, incorporated by reference to Exhibit 10.22 to Edison International's Form 10-K for the year ended December 31, 1994 (File No. 1-9936).
10.13**
Terms and conditions for 1993-1995 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.21.1 to Edison International's Form 10-K for the year ended December 31, 1995 (File No. 1-9936).
10.14**	Executive Grantor Trust Agreement dated August 1995, incorporated by reference to Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995 (File No. 1-9936).
10.14.1**
Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002, incorporated by reference to Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002 (File No. 1-9936).
10.15**
Executive Deferred Compensation Plan as amended and restated January 1, 1998, incorporated by reference to Exhibit 10. 2 to Edison International's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-9936).
10.15.1**
Executive Deferred Compensation Plan Amendment No. 1 effective January 1, 2003, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-9936).
10.16**	Executive Retirement Plan as restated April 1, 1999, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9936).
10.16.1**	Executive Retirement Plan Amendment 2001-1, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.16.2**
Executive Retirement Plan Amendment 2002-1 effective January 1, 2003, incorporated by reference to Exhibit 10.10.2 to Edison International's Form 10-K for the year ended December 31, 2002 (File No. 1-9936).
10.17**	Estate and Financial Planning Program as amended April 23, 1999, incorporated by reference to Exhibit to Form 10-Q filed by Edison International for the quarter ended June 30, 1999 (File No 1-9936).
10.18**	Executive Incentive Compensation Plan effective January 1, 1997, incorporated by reference to Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1997 (File No. 1-9936).
10.19**
Officer Long-Term Incentive Compensation Plan as amended January 1, 1998, incorporated by reference to Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 1998 (File No. 1-9936).
10.20**	Equity Compensation Plan as restated effective January 1, 1998, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9936).

10.20.1**	Equity Compensation Plan Amendment No. 1 effective May 18, 2000, incorporated by reference to Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9936).
10.21**	Option Gain Deferral Plan as restated September 15, 2000, incorporated by reference to Exhibit 10.25 to Edison International's Form 10-K for the year ended December 31, 2000 (File No. 1-9936).
10.22**
Terms and conditions for 1996 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.16.2 to Edison International's Form 10-K for the year ended December 31, 1996 (File No. 1-9936).
10.23**
Terms and conditions for 1997 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.16.3 to Edison International's Form 10-K for the year ended December 31, 1997 (File No. 1-9936).
10.24**
Terms and conditions for 1998 long-term compensation awards under the Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9936).
10.25**
Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9936).
10.26**
Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity Compensation Plan, as restated, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2000 (File No. 1-9936).
10.27**	Form of Agreement for 2000 Employee Awards under the Equity Compensation Plan, incorporated by reference to Exhibit 10.78 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2000.
10.28**
Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and 2000 Equity Plan, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9936).
10.29**
Restatement of Terms of 2000 basic long-term incentive awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.30**	Edison International 2000 Equity Plan, effective May 18, 2000, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9936).
10.31**	Option Gain Deferral Plan as restated September 15, 2000, incorporated by reference to Exhibit 10.27 to Edison International's Form 10-K for the year ended December 31, 2000 (File No. 1-9936).
10.32**
Terms of 2001 basic long-term incentive awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.33**
Terms of 2001 special long-term incentive awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).

10.34**
Terms of 2001 retention incentives under the Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended March 31, 2001 (File No. 1-9936).
10.35**
Terms of 2002 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2002 (File No. 1-9936).
10.36**
Terms of 2003 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9936).
10.37**
Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and the 2000 Equity Plan, incorporated by reference to Exhibit 10.12 to Edison International's Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9936).
10.38**	Edison Mission Energy Exchange Offer Circular, dated as of July 3, 2000, incorporated by reference to Exhibit 10.93 to Edison Mission Energy's Form 10-K for the year ended December 31, 2001.
10.39**
Edison Mission Energy Option Exchange Offer Summary of Deferred Compensation Alternatives, dated as of July 3, 2000, incorporated by reference to Exhibit 10.94 to Edison Mission Energy's Form 10-K for the year ended December 31, 2001.
10.40**
Terms and conditions for 2001 exchange offer deferred stock units under the Equity Compensation Plan, incorporated by reference to Attachment C of Exhibit (a)(1) to Edison International's Schedule TO-I dated October 26, 2001 (File No. 1-9936).
10.41**	Executive Severance Plan as adopted effective January 1, 2001, incorporated by reference to Exhibit 10.34 to Edison International's Form 10-K for the year ended December 31, 2001 (File No. 1-9936).
10.42**
Performance and Retention Incentive Agreement between Thomas R. McDaniel and Edison Mission Energy, incorporated by reference to Exhibit 10.108 to Edison Mission Energy's Form 10-K for the year ended December 31, 2002.
10.43**
Appendix A to the Edison International Affiliate Option Deferred Compensation Plan effective August 7, 2000, applicable to Edison Mission Energy employees in Singapore, incorporated by reference to Exhibit 10.55 to Edison Mission Energy's Form 10-K for the year ended December 31, 2003.
10.44**	Edison Mission Energy BV Sale Incentive Plan, effective as of February 19, 2004, incorporated by reference to Exhibit 10.1 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.45**	Edison Mission Energy BV Sale Severance Plan, effective as of February 19, 2004, incorporated by reference to Exhibit 10.2 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.46**
Edison Mission Energy BV Sale Incentive Plan—Australia, effective as of February 19, 2004, incorporated by reference to Exhibit 10.3 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.47**
Edison Mission Energy BV Sale Retention Plan—Australia, effective as of February 19, 2004, incorporated by reference to Exhibit 10.4 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.

10.48**
Edison Mission Energy BV Sale Severance Plan—Australia, effective as of February 19, 2004, incorporated by reference to Exhibit 10.5 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.49**
Edison Mission Energy BV Sale Incentive Plan—Singapore, effective as of February 19, 2004, incorporated by reference to Exhibit 10.6 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.50**
Edison Mission Energy BV Sale Retention Plan—Singapore, effective as of February 19, 2004, incorporated by reference to Exhibit 10.7 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.51**
Edison Mission Energy BV Sale Severance Plan—Singapore, effective as of February 19, 2004, incorporated by reference to Exhibit 10.8 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.52**	Edison Mission Energy BV Sale Incentive Plan—UK, effective as of February 19, 2004, incorporated by reference to Exhibit 10.9 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.53**
Edison Mission Energy BV Sale Retention Plan—UK, effective as of February 19, 2004, incorporated by reference to Exhibit 10.10 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.54**
Edison Mission Energy BV Sale Severance Plan—UK, effective as of February 19, 2004, incorporated by reference to Exhibit 10.11 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.55
Tax Allocation Agreement, dated July 2, 2001, by and between Mission Energy Holding Company and Edison Mission Energy, incorporated by reference to Exhibit 10.106 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2002.
10.56
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
21*	List of Subsidiaries of Mission Energy Holding Company.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Statement Pursuant to 18 U.S.C. Section 1350.

*
Filed herewith.

**
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

(c)
Financial Statement Schedules

       The financial statements referred to in (a)(2) above represent the entities, or a combination of those entities, that are Investments in Unconsolidated Affiliates, which were 50% or less owned by EME and that met the requirements of Rule 3-09 of Regulation S-X. Financial statements with respect to PT Paiton Energy which meet the requirements of Rule 3-09 of Regulation S-X are to be filed by amendment no later than 90 days after December 31, 2004 as permitted for non-accelerated filers. Financial statements with respect to ISAB Energy S.r.l. which meet the definition of a foreign business as defined in Rule 1-02(l) of Regulation S-X are to be filed by amendment not later than six months after December 31, 2004 pursuant to Rule 3-09 of Regulation S-X.

Report of Independent Registered Public Accounting Firm

         To the Board of Directors of
Edison Mission Energy and ChevronTexaco Corporation

        In our opinion, the accompanying combined balance sheets and the related combined statements of comprehensive income, cash flows and changes in equity present fairly, in all material respects, the combined financial position of Kern River Cogeneration Company, Sycamore Cogeneration Company, Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, Sargent Canyon Cogeneration Company, Sunrise Power Company, LLC, and Mission de las Estrellas, LLC (together, the California Power Group) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the California Power Group's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the combined financial statements, the California Power Group changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

PricewaterhouseCoopers LLP
Irvine, California March 14, 2005

CALIFORNIA POWER GROUP
COMBINED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands)

	2004	2003
Assets
Current assets
Cash and cash equivalents	$24,233	$33,801
Restricted cash	28,641	28,089
Trade receivables
Related party	90,285	74,987
Other	18,591	14,098
Inventories	17,912	21,457
Fair value of gas swaps	13,680	12,190
Prepaids and other current assets	2,182	1,963

	195,524	186,585

Property, plant and equipment, net	595,053	627,020

Other assets
Restricted cash	34,606	30,404
Fair value of gas swaps, net of current portion	9,378	10,651
Deferred financing costs, net	5,921	6,770
Water entitlement, net	6,169	6,403
Notes receivable, net of current portion	3,871	3,556
Emission credits, net	2,472	2,664

	62,417	60,448

	$852,994	$874,053

Liabilities and Equity
Current liabilities
Current portion of project financing loans payable	$36,432	$33,338
Accounts payable
Related party	95,768	69,751
Trade and other	3,312	8,990
Accrued interest	3,514	3,869

	139,026	115,948
Project financing loans payable, net of current portion	257,646	294,067
Long-term liabilities	168	235
Asset retirement obligation	16,212	15,355

	413,052	425,605
Commitments and contingencies (Notes 7 and 8)
Equity	439,942	448,448

	$852,994	$874,053

The accompanying notes are an integral part of these combined financial statements.

CALIFORNIA POWER GROUP
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Operating revenues
Sales of energy	$657,698	$618,350	$441,321
Sales of steam	193,234	160,715	113,823

	850,932	779,065	555,144

Operating expenses
Fuel expense	468,064	417,723	245,011
Other operating expenses	56,847	42,290	70,685
Administrative and general expenses	13,184	11,101	11,817
Depreciation, amortization and accretion	31,965	28,652	22,777
Asset impairment loss	4,000	—	—

	574,060	499,766	350,290

Income from operations	276,872	279,299	204,854

Other income (expense)
Interest and other income	2,214	707	6,097
Interest expense	(23,182)	(7,468)	(627)

	(20,968)	(6,761)	5,470

Income before change in accounting principle	255,904	272,538	210,324

Cumulative effect of change in accounting for asset retirement costs (Note 2)	—	(9,156)	—

Net income	255,904	263,382	210,324

Other comprehensive income
Unrealized holding gain arising during the period	12,408	7,072	—
Reclassification adjustment included in net income	(7,168)	8,038	—

	5,240	15,110	—

Comprehensive income	$261,144	$278,492	$210,324

The accompanying notes are an integral part of these combined financial statements.

CALIFORNIA POWER GROUP
COMBINED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$255,904	$263,382	$210,324
Adjustments to reconcile net income to cash provided by operating activities
Cumulative effect of change in accounting principle	—	9,156	—
Unrealized loss (gain) on derivative instruments	5,023	7,564	(20,170)
Depreciation, amortization and accretion	31,969	28,652	22,777
Asset impairment loss	4,000	—	—
Amortization of deferred financing cost	866	350	107
Changes in assets and liabilities
Trade and other receivables	(19,791)	(11,226)	225,076
Inventories	3,545	(1,077)	(5,266)
Prepaids and other assets	99	(1,039)	374
Other assets	—	(8,401)	53
Accounts payable	20,339	10,082	8,050
Accrued interest	(355)	3,704	(40)
Unearned revenue	—	—	(20,284)
Long-term liabilities	(67)	(134)	(84)

Cash provided by operating activities	301,532	301,013	420,917

Cash flows from investing activities
Capital expenditures, net	(2,719)	(95,939)	(109,554)
Changes in restricted cash	(4,754)	(57,948)	455

Cash used by investing activities	(7,473)	(153,887)	(109,099)

Cash flows from financing activities
Proceeds from issuance of long term debt	—	345,000	—
Loan repayments	(33,327)	(27,495)	(10,100)
Debt issuance costs	(17)	(7,053)	—
Issuance of notes receivable, net	(633)	(3,822)	—
Contributions from partners	—	93,984	67,850
Distributions to partners	(269,650)	(550,430)	(408,200)

Cash used for financing activities	(303,627)	(149,816)	(350,450)

Cash and cash equivalents
Net decrease	(9,568)	(2,690)	(38,632)
Beginning of year	33,801	36,491	75,123

End of year	$24,233	$33,801	$36,491

Supplemental cash flow information:
Cash paid during the year for interest	$22,667	$3,359	$557

The accompanying notes are an integral part of these combined financial statements.

CALIFORNIA POWER GROUP
COMBINED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Edison Mission Energy affiliates	Chevron Texaco affiliates	Total
Balances at December 31, 2001	$399,829	$356,599	$756,428
Cash distributions	(204,100)	(204,100)	(408,200)
Cash contributions	33,925	33,925	67,850
Net income	105,162	105,162	210,324

Balances at December 31, 2002	334,816	291,586	626,402
Cash distributions	(275,215)	(275,215)	(550,430)
Cash contributions	46,992	46,992	93,984
Net income	131,691	131,691	263,382
Other comprehensive income	7,555	7,555	15,110

Balances at December 31, 2003	245,839	202,609	448,448
Cash distributions	(131,275)	(131,275)	(262,550)
Receivable from partner	(7,100)	—	(7,100)
Net income	127,952	127,952	255,904
Other comprehensive income	2,620	2,620	5,240

Balances at December 31, 2004	$238,036	$201,906	$439,942

The accompanying notes are an integral part of these combined financial statements.

CALIFORNIA POWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1.
Organization

General

        Edison Mission Energy ("EME"), an indirect wholly owned non-utility subsidiary of Edison International ("EIX"), and affiliates of ChevronTexaco Corporation ("Chevron") jointly own six cogeneration projects, one power project and a purchasing entity located in California:

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

Principles of Combination

        These combined financial statements include the accounts of the California Power Group. The financial statements include substantial transactions with related parties. All significant intercompany transactions and balances have been eliminated. The combined financial statements have been prepared for purposes of EME's compliance with certain reporting requirements of the Securities and Exchange Commission.

Nature of Operations

        The Cogeneration Partnerships were organized under California law during the period from 1983 to 1989 to design, construct, own and operate qualifying cogeneration facilities for the purpose of selling steam for use in oil field operations and providing electric energy under long-term contracts with two regulated utilities in California. The facilities were certified as "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 and the regulations promulgated there under, as amended ("PURPA"), and management believes that the facilities have fulfilled all requirements to receive continued qualifying facility status.

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

Westside Cogeneration Projects

        Coalinga, Mid-Set, Salinas River and Sargent Canyon (together, the "Westsides") each own and operate natural gas-fired cogeneration facilities, ranging in output from 36 to 38 megawatts ("MWs"). The Westsides sell electric energy to Pacific Gas & Electric Company ("PG&E") for resale to its retail electric customers. The plants also sell steam to subsidiaries of Chevron and/or Aera Energy LLC ("Aera") for use in oil recovery operations.

Eastside Cogeneration Projects

        Kern River and Sycamore (together, the "Eastsides") each own and operate 300 MW natural gas-fired cogeneration facilities located in Kern County, California. The Eastsides sell electric energy to Southern California Edison Company ("SCE"), a wholly owned subsidiary of EIX, for resale to its retail electric customers, and sell steam to a subsidiary of Chevron for use in its enhanced oil recovery operations in the Kern River oil field. Prior to July 1, 2002, the Eastsides also sold electric energy to Chevron for use in its Kern River oil field operations.

Sunrise

        Subsidiaries of EME and Chevron organized Sunrise as a Delaware limited liability company on May 29, 2001 to complete construction of, own and operate a gas-fired electric generation facility located in Kern County, California. The facility was constructed in two phases. The first phase achieved commercial operation on June 29, 2001, and consisted of a 320 MW simple-cycle peaking facility. Phase II, which achieved commercial operation on June 1, 2003, converted the facility to a 572 MW combined cycle facility, which consists of an additional steam turbine generator and two heat recovery steam generators. Sunrise sells electric energy to the California Department of Water Resources ("CDWR") for resale to electric consumers in California. Income or loss is allocated equally between the members.

Estrellas

        Estrellas is a Delaware limited liability company established on March 28, 2001 and assigned to Sunrise at formation. Estrellas was formed for the purpose of purchasing equipment, primarily for related party entities. Estrellas receives a sales tax rebate from the City of Shafter based on the dollar volume of equipment sales transacted in Shafter.

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. The cash and cash equivalents balance includes $23,859,000 and $28,668,000 of short-term investments held by Chevron on behalf of the California Power Group at December 31, 2004 and 2003, respectively.

Restricted Cash

        In accordance with the terms of it financing agreement, Sunrise is required to maintain on deposit in escrow accounts an amount equal to $62,811,000 and $58,057,000 at December 31, 2004 and 2003, respectively (Note 5). The funds in these restricted accounts will be maintained until such time that the terms of the financing agreement are fully satisfied. All restricted cash accounts earn interest at the current market rate. Upon authorization from certain parties to the financing, funds from the restricted accounts may be used for items other than their designated purpose.

Inventories

        Inventories primarily consist of spare parts for the operation of the generating facilities. Inventories are stated at the lower of the moving average cost, repair cost or market.

Risk Management

        The Westsides utilize gas swap agreements to mitigate their exposure to fluctuations in gas prices (Note 6). Mid-Set's swap agreement terminated as scheduled in May 2004.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis. The operating facilities and related equipment were depreciated over their estimated useful lives, which ranged from 27 to 30 years. As of January 1, 2005, management decreased the depreciable lives of the operating facilities owned by the Westsides by 10 years (Note 4).

        Expenditures for maintenance, repairs and renewals are expensed as incurred. Expenditures for additions and improvements are capitalized. The facilities require major maintenance, including inspections and overhauls, on a periodic basis. These costs are also expensed as incurred.

Impairment of Long-lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to their fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets (Note 4).

Deferred Financing Costs

        Legal and financing fees associated with project financing were deferred and are being amortized using the effective interest method over the respective terms of the financings. Deferred financing costs are presented net of accumulated amortization of $1,149,000 and $283,000 at December 31, 2004 and 2003, respectively. Amortization expense was approximately $866,000, $350,000 and $107,000 in 2004, 2003 and 2002, respectively. The estimated annual amortization expense for the next five years ended December 31, 2005 through 2009 is $884,000 per year.

Water Entitlement

        During 2003, Sunrise financed the West Kern Water District's ("WKWD") purchase of 6,500 acre-feet of annual State Water Project entitlement from the Berrenda Mesa Water District for $6,500,000. The WKWD dedicated the entitlement to Sunrise for a term of 29 years. The entitlement was purchased to meet the California Energy Commission's requirement that Sunrise secure out-of-basin water supplies for its power generation needs. The water entitlement expires in 2032 and is being amortized on a straight-line basis over the useful life of Sunrise's facility. The water entitlement is presented net of accumulated amortization of $331,000 and $97,000 at December 31, 2004 and 2003, respectively. Amortization expense was approximately $234,000 and $97,000 in 2004 and 2003, respectively. The estimated annual amortization expense for the next five years ended December 31, 2005 through 2009 is $234,000 per year.

Notes Receivable

        The WKWD did not have the necessary physical facilities to provide, transport and measure the water service delivery required by Sunrise's Phase 2 project. As a result, Sunrise constructed necessary facilities and improvements together with certain upgrades for the benefit of the WKWD to provide water service delivery to Sunrise. As part of the water district improvements, Sunrise provided cash contributions on WKWD's behalf in exchange for a $3,900,000 promissory note. The note matures in 2013, bears interest at 9% and is payable in monthly installments of $50,000. Payments are made through credits to Sunrise's water bills. The fair value approximates the carrying value of $3,556,000 and $3,822,000 at December 31, 2004 and 2003, respectively.

        Pursuant to the Joint Interconnect Agreement between Sunrise and La Paloma Generating Company LLC ("La Paloma"), executed on September 9, 2000, Sunrise holds a 23.75% interest in a joint interconnection facility with La Paloma. During 2004, La Paloma and PG&E entered into a settlement agreement relating to the Generator Special Facilities Agreement ("GFSA") which sets forth the terms and conditions governing construction, operation and maintenance of certain facilities necessary to connect the Sunrise facility to PG&E's transmission system. Under the terms of the settlement, PG&E agreed to refund approximately $6,392,000 to La Paloma through a note bearing interest at 4% compounded quarterly and maturing in 2007. Sunrise's 23.75% share of the settlement is recorded as a note receivable. The fair value approximates the carrying value of $911,000 at December 31, 2004.

Emission Credits

        During 2002 and 2003, Sunrise purchased $1,900,000 of emission credits, including $1,200,000 from subsidiaries of Chevron. The remaining emission credits were purchased in prior years by the Cogeneration Partnerships from several unrelated parties. All emission credits are amortized on a straight-line basis over their estimated useful lives. Emission credits are presented net of accumulated amortization of $1,742,000 and $1,550,000 at December 31, 2004 and 2003, respectively. Amortization expense was approximately $192,000, $167,000 and $125,000 in 2004, 2003 and 2002, respectively. The estimated annual amortization expense for the next five years is $210,000 in 2005, $210,000 in 2006, $113,000 in 2007, $113,000 in 2008 and $113,000 in 2009.

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

        Under certain of its leases, the California Power Group is legally required to dismantle and remove the operating facilities at the end of the lease terms. As of January 1, 2003, the California Power Group recognized a liability of $14,540,000 for asset retirement obligations and a loss of $9,200,000 related to unrecognized accretion and depreciation expense. If SFAS 143 had been adopted on January 1, 2002, the pro forma effect of the accounting change on the income statement would have resulted in a decrease in net income of $900,000 during the year ended December 31, 2002.

        The California Power Group recognized accretion expense of $857,000 and $815,000 associated with its asset retirement obligations in 2004 and 2003, respectively. There were no other changes to the asset retirement obligations. This accretion expense is classified as part of Depreciation, amortization and accretion.

Partner Receivable

        In December 2004, the California Power Group approved and paid a cash distribution to EME and Chevron in the amount of $14,200,000. Management subsequently determined that the distribution should not have occurred and requested reimbursement from the partners. Chevron repaid its share of the distribution in December 2004 and the remaining balance was received from EME in January 2005. The receivable from partner is shown as a decrease to equity at December 31, 2004.

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

Accounting for Derivative Instruments and Hedging Activities

        In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments, except those meeting specific exceptions, are recognized in the balance sheet at their fair value. Changes in fair value are recognized immediately in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

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

        SCE also pays the Eastsides for firm capacity based on a contracted amount per kilowatt year, as defined in the PGA. In the event Kern River or Sycamore unilaterally terminates the PGA prior to the termination date or fails to meet certain performance requirements, the Eastsides would be required to repay certain capacity payments to SCE. Under these provisions, as of December 31, 2004, the Eastsides have a total obligation of $35,575,000. EME and Chevron have jointly and severally guaranteed the repayment of this amount. Management has no reason to believe that either one of the Eastsides will terminate its PGA or fail to meet the performance requirements during the remaining term.

        Prior to July 1, 2002, Kern River had an agreement to sell contract capacity and net energy to Texaco Exploration and Production Inc. ("TEPI"), a wholly owned subsidiary of Chevron. This agreement was terminated as of July 1, 2002. Kern River sold $5,974,000 to TEPI under this agreement during the year ended December 31, 2002. As a result of the termination of the TEPI agreement, effective December 6, 2002, Kern River increased the contract capacity dedicated to SCE under the PGA from 274 MW to 280 MW. The dedicated contract capacity was further increased to 290 MW on July 1, 2003 and to 295 MW on February 1, 2004. The additional capacity payments are calculated at a rate of $143/kW-year.

        In March 1999, the Eastsides entered into an agreement (the "Agreement") with the Midway Sunset Cogeneration Company ("MSCC"), a related party partnership jointly owned by affiliates of EME and Chevron. The Agreement supports a mutually beneficial settlement agreement related to energy prices approved by the CPUC. The Agreement provides for payment of specified amounts from the Eastsides to MSCC, contingent upon MSCC's deliveries to SCE. Under the terms of the Agreement, the Eastsides paid MSCC $1,636,000, $1,476,000 and $2,080,000 in 2004, 2003 and 2002, respectively.

        The Agreement was to remain in effect until the California Power Exchange was fully functioning; however, due to the demise of the California Power Exchange, there is no current termination date. The parties are currently in discussions to establish a termination date for the Agreement which will coincide with the termination date of the Eastsides' respective PGAs.

Westsides

        Coalinga, Salinas River and Sargent Canyon each have a Power Purchase Agreement ("PPA") with PG&E for the sale of contract capacity and net energy. Under the terms of the agreements, prior to October 1, 2001, payments for energy were based on an SRAC rate calculated based on PG&E's 1995 average price with an adjustment to reflect the monthly changes in spot natural gas prices at the California border. As a result of the July 31, 2001 amendments to the PPAs, effective October 1, 2001, the energy price was changed to a fixed price for the remaining term of the contracts. The fixed price is adjusted based on the amounts of energy delivered during on-peak hours. As of December 31, 2004, the average fixed energy price was $53.70 per megawatt hour ("MWh").

        PG&E also pays the Westsides for firm capacity based on a contracted amount per kilowatt year, as defined in the PPAs. In the event one of the Westsides unilaterally terminates its PPA prior to the termination date or fail to meet certain performance requirements, the Westsides would be required to repay certain capacity payments to PG&E. Under these provisions, as of December 31, 2004, the Westsides have a total obligation of $9,087,000. Management has no reason to believe that any of the Westsides will terminate its PPA or fail to meet the performance requirements during the remaining term.

        Mid-Set also had a PPA with PG&E which expired in May 2004. Subsequent to the expiration of the original power purchase agreement (PPA), Mid-Set executed an extension with PG&E under Standard Offer 1(SO-1) pricing terms that provide for the payment of capacity on an as-delivered basis. The extension expired on December 31, 2004; however, the contract was renewed on a month-to-month basis pending the execution of a new long-term PPA. In early March 2005, the parties agreed to a five year extension under the SO-1 pricing.

Sunrise

        Sunrise has a Power Purchase Agreement with CDWR (the "CDWR PPA") for the sale of contract capacity. In January 2003, Sunrise agreed to restructure the second phase of the CDWR PPA which extends through June 30, 2012. Under the terms of the amended agreement, Sunrise receives capacity payments at a rate of $170.60 per kilowatt year. Sunrise is also eligible for summer and annual availability bonuses. Sunrise received availability bonuses totaling $6,227,000, $6,324,000 and $4,359,000, during 2004, 2003 and 2002, respectively. In addition, Sunrise is compensated for the number of times the plant is started, which is at the discretion of the State of California. Sunrise is paid a variable operation and maintenance payment of $3.00 per megawatt hour based on net electrical output delivered to the CDWR. Sunrise received variable operation and maintenance payments totaling $9,565,000, $4,492,000 and $915,000, during 2004, 2003, and 2002, respectively.

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

        Mid-Set's steam contract expired in May 2004 coterminous with the expiration of its power purchase agreement. Prior to the expiration of the contract, the steam pricing was based on either Mid-Set's weighted average monthly cost of fuel gas or the Midway-Sunset Field posted crude oil gas price on an MMBtu equivalent basis. Subsequent to the expiration of the steam agreement, Mid-Set executed an extension through December 31, 2004 with steam-fuel pricing terms based 100% on natural gas and other terms reflecting the expired contract. Subsequent to December 31, 2004, the steam agreement has been renewed on a month-to-month basis pending the execution of a long term steam agreement.

4.
Property, Plant and Equipment

        Property, plant and equipment consist of the following:

(In thousands)	2004	2003
Operating facilities	$886,456	$887,409
Other property and equipment	25,552	25,642

	912,008	913,051
Accumulated depreciation	(317,791)	(287,247)
Construction work in progress	836	1,216

	$595,053	$627,020

        Depreciation expense was approximately $30,686,000, $27,573,000 and $22,652,000 in 2004, 2003 and 2002, respectively.

Mid-Set Impairment

        During 2004, the California Power Group recorded asset impairment charges of $4,000,000 related to Mid-Set. The impairment charge resulted from a revised long-term outlook for the facility and differences in value between the expiring and new five-year power purchase and steam agreements with PG&E and Chevron affiliates, respectively (Note 3). In addition, in January 2005, management decided to shorten the useful life of the facility to 20.5 years, to coincide with the end of the new power purchase agreement. The change is based on management's expectation that Mid-Set will not be successful in entering into another contract after the expiration of the new agreement with PG&E. The change will be applied prospectively as of January 1, 2005.

Change in Depreciable Lives

        The power purchase agreements for the other Westsides expire in the first quarter of 2007. Management expects that these partnerships will face the same competitive pricing environment and that future agreements will be priced on terms similar to the new Mid-Set power purchase agreement. Furthermore, management does not expect future contracts to extend beyond an additional five year term. Therefore, based on the expected reduction in economic life, in January 2005 management decreased the depreciable lives of the Westsides and will be depreciating the plants over the revised 20 year life.

        The Kern River power purchase agreement expires in August 2005 and management is currently in the process of negotiating a new contract. Due to the size and location of the Kern River and Sycamore facilities, management expects to continue to operate the facilities profitably beyond the current contract period and no change has been made to the depreciable lives at this time.

Operational Risks

        The depreciable lives of the operating facilities, other than Mid-Set, exceed the term of the related purchase power agreements. The viability of the facilities subsequent to the expiration of the power purchase agreements is dependent upon the California Power Group's ability to enter into new contracts at terms that would allow the facilities to operate profitability.

        In January 2004, the California Public Utilities Commission adopted a new Energy Procurement Framework for the state's investor owned utilities, including PG&E and SCE. The framework includes provisions to extend qualifying facilities contracts expiring prior to December 21, 2005 for five years. The framework does not address pricing or other specific terms of the proposed contracts. Management continues to evaluate its operational options at the conclusion of the contract lives. Based on these evaluations and discussions with its counterparties, management believes the adjusted useful lives are appropriate and that the facilities will continue to operate profitably subsequent to the expiration of the respective power purchase agreements. However, if management subsequently determines that the plants will not be able to operate profitably beyond the term of the power purchase agreements, management may make additional changes in the depreciable lives and an impairment charge may be required.

5.
Project Financing Loan Payable

        In September 2003, Sunrise entered into a $345,000,000 project financing loan payable with the Bank of New York as the administrative agent. Half of the financing was provided by a syndicate of fourteen unrelated lenders with the remaining amount from Chevron Capital Corporation, a wholly owned subsidiary of Chevron. The project financing loan payable is repaid in semi-annual installments on the last day of April and October based on a percentage of the unpaid principal, with the final payment of $22,908,000 due on October 31, 2011. The loan bears interest at 7.09% per annum, which is paid semi-annually with the principal payment. Annual principle maturities of Sunrise's project financing loan payable are $36,432,000 in 2005, $37,260,000 in 2006, $39,675,000 in 2007, $42,159,000 in 2008, $42,711,000 in 2009 and $95,841,000 thereafter.

        The Sunrise project financing loan payable is secured by substantially all the assets of Sunrise and places certain restrictions on cash, capital distributions and permitted investments. As of December 31, 2004, pledged assets total approximately $364,417,000. In addition, Sunrise is required to maintain on deposit in escrow accounts an amount equal to the next principal payment and six months interest and $500,000 for major maintenance.

        The Sunrise project financing loan payable currently contains various restrictive covenants covering ratios relating to restricted cash, restrictions on distributions, use of proceeds and other customary covenants. For the year ended December 31, 2004, Sunrise was in compliance with all the covenants under the project financing loan payable.

Fair value

        The fair value of Sunrise's project financing loan payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Sunrise for debt of the same remaining maturities. The fair value of the project financing loan payable at December 31, 2004 and 2003 is $287,762,000 and $327,405,000, respectively.

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

        In general, the Cogeneration Partnerships procure natural gas through fuel management agreements with Texeco Natural Gas, Inc. ("TNGI"), whereby TNGI procures gas on a spot basis for the Cogeneration Partnerships, seeking the lowest possible price balanced with the need for secure supply. The agreements continue until the termination of the power purchase agreements.

Westsides

        The Westsides manage approximately 55% of their exposure to fluctuations in the price of natural gas through the use of natural gas swap agreements. The remaining fuel gas requirements are purchased on the spot market by TNGI in its role as fuel manager for the Westsides. Effective November 1, 2001, the Westsides entered into 24,000 MMBtu per day forward fixed natural gas contacts purchased on the NYMEX exchange with basis swaps at Permian, Southern California Border and San Juan in an attempt to mitigate price variability through May 31, 2004 (Mid-Set) and September 30, 2006 (Sargent Canyon, Salinas River and Coalinga). Under the agreements, the Westsides make or receive payment on a specific quantity of natural gas based on the differential between a specified fixed price and the market price of gas at Permian, Southern California Border or San Juan. The gains and losses related to these derivative instruments will offset fluctuations in the Westsides natural gas costs.

        Prior to January 1, 2003, the gas swap agreements were not formally designated as cash flow hedges; therefore, unrealized gains or losses on the gas swaps were recorded as part of Fuel expense in the Statements of Comprehensive Income. As of January 1, 2003, management designated the contracts as cash flow hedges; therefore, during 2003 and on a go forward basis gains or losses associated with the effective portion of the hedges are recorded in other comprehensive income. The ineffective portion of the cash flow hedges is recorded directly in the income statement as part of fuel expense. The Westsides recorded a loss of $166,000 and income of $473,000 related to ineffectiveness during 2004 and 2003, respectively. In addition, the Westsides recorded expense of $7,168,000 and $8,038,000 related to the reversal of unrealized gains recognized in prior years during 2004 and 2003, respectively. During the year ending December 31, 2005, the Westsides expect to reclassify $13,680,000 of gains into earnings.

Accumulated Other Comprehensive Income

        As of December 31, 2004 and 2003, the equity balances included Accumulated Other Comprehensive Income of $20,350,000 and $15,110,000, respectively. The changes in accumulated other comprehensive income during the periods are attributable to activity associated with the Westsides' gas cash flow hedges.

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

        The fair value of financial derivative instruments is determined through dealer quotes and may not be representative of actual gains and losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

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

7.
Related Party Operating Agreements

        Operating expenses include the following amounts paid to related parties:

(In thousands)	2004	2003	2002
Fuel expense
Texaco Natural Gas, Inc.	$467,054	$412,308	$240,840
Edison Mission Marketing & Trading, Inc.	333	4,413	4,171
Other operations and maintenance expense
Edison Mission Operations and Maintenance, Inc.	13,953	13,367	11,783
EME and affiliates	1,876	1,364	934
Other	194	256	241
Administrative and general
Chevron USA	7,346	6,930	7,094
Texaco Power and Gasification Holdings Inc	1,161	932	527

	$491,917	$439,570	$265,590

Fuel Management Agreements

        The Cogeneration Partnerships have entered into fuel management agreements with TNGI whereby TNGI receives a fixed service fee per MMBtu of fuel gas supplied to the Cogeneration Partnerships, subject to escalation as defined by the agreements. The Cogeneration Partnerships paid service fees of approximately $2,050,000, $2,244,000 and $2,998,000 for 2004, 2003 and 2002, respectively.

        Sunrise is party to an Energy Service Agreement with Edison Mission Marketing & Trading, Inc. ("EMMT"), a wholly owned subsidiary of EME, whereby EMMT, among other services, is responsible for purchasing and/or nominating fuel for and related transportation to the Sunrise facility. EMMT received a fixed service fee of $0.005 per MMBtu of fuel gas supplied to Sunrise, subject to escalation as defined by the agreement. The purchase, nomination and transportation of fuel function was terminated effective October 1, 2003 and fuel management responsibilities were assumed by the CDWR.

Operations and Maintenance Agreements

        The members of the California Power Group have entered into agreements with Edison Mission Operation and Maintenance, Inc. ("EMOM"), a wholly owned subsidiary of EME, whereby EMOM performs all operations and maintenance activities necessary for the production of electricity and steam. The agreements will continue until terminated by either party (the Sunrise agreement requires ninety day prior written notice). EMOM is paid for all costs incurred in connection with operating and maintaining the facilities and may earn incentive compensation as set forth in the agreements. Amounts paid to EMOM by the California Power Group under these agreements included incentive compensation of $992,000, $1,058,000 and $926,000 for 2004, 2003 and 2002, respectively.

Emission Credits

        As part of their initial capital contribution, subsidiaries of Chevron contributed their rights to certain emission offset credits to Kern River, Sycamore and Mid-Set. EME contributed cash equal to the agreed upon fair value for the credits of $43,300,000. These emission credits have been accounted for at their historical cost of $0 in the accompanying financial statements.

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

        Lease payments are indexed to fluctuations in the gross domestic product as defined in the agreements. In addition, the Sunrise lease is subject to a 3% annual increase and Chevron may charge Sunrise additional amounts for property taxes or government assessments. Lease payments are included in "Other" costs on the table above.

Engineering and Administrative Agreements

        The Cogeneration Partnerships have agreements with Texaco Inc., a wholly owned subsidiary of Chevron, whereby Texaco Inc. shall perform work consisting of engineering and administrative activities required for operation of the Cogeneration Partnerships. Under the terms of the agreement, Texaco Inc. is paid for all costs incurred in connection with the engineering and administration of the Cogeneration Partnerships. The agreements shall remain in effect until terminated by either party. Effective November 1, 2002, the rights and obligations of these agreements were assigned to Chevron USA.

        Sunrise has an agreement with Texaco Power and Gasification Holdings Inc. ("TPGHI"), a wholly owned subsidiary of Chevron, whereby TPGHI performs all engineering and administrative activities required by the Sunrise facility. Under the terms of the agreement, TPGHI is paid for all costs incurred in connection with engineering and administrating the Sunrise facility. The agreement became effective June 25, 2001 and shall remain in effect until terminated by either party with ninety days prior written notice.

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

        As a consequence of a capacity reallocation program on the El Paso system mandated by the FERC in 2002, the volume obligations of the Eastsides and Mid-Set under the Security Agreement with respect to the El Paso Agreement were modified. Effective November 1, 2002, the volumetric obligations were revised such that Kern River and Sycamore are each financially responsible for 38,986 MMBtu per day of capacity and Mid-Set is financially responsible for 6,000 MMBtu per day of capacity. The Mid-Set obligation expired on May 1, 2004, at which time Kern River and Sycamore each assumed responsibility for one-half of the former Mid-Set obligation. The Kern River obligation extends to August 9, 2005 and the Sycamore obligation extends to April 1, 2007.

        On July 20, 1990, the Eastsides agreed to accept and underwrite a portion of Chevron's transportation agreement between Chevron and Northwest Pipeline Company extending through the term of the Eastsides' sales agreements with SCE. Under the terms of the agreement, the Eastsides are responsible for 9,500 MMBtu per day of firm capacity at a demand cost of $0.28 per MMBtu. The capacity was brokered to a third party at full cost recovery through October 31, 2003. The capacity was subsequently brokered to a third party for the period of November 2003 through October 2005 at a cost recovery level of $0.10 per MMBtu. The cost recovery deficit in 2004 and 2003 was $624,000 and $104,000, respectively. There was no deficit in cost recovery in 2002.

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

Long-term Service Agreement

        Sunrise has a long-term service agreement with General Electric International, Inc. ("GEI"), a wholly owned affiliate of General Electric, to help manage the costs of major maintenance repairs. The agreement terminates on June 28, 2019. Under the terms of the agreement, GEI provides planned and unplanned major maintenance services and materials. Sunrise pays an annual fee of $250,000 plus a variable fee based on fired hours and factored starts. All fees are subject to escalations based on the consumer price index. Sunrise also pays for materials priced at a 15% discount to GE's list price and services based on time and materials, discounted at 7%. GE earns an incentive fee based on the availability of the turbines and is required to pay Sunrise if the turbines do not attain an annual availability factor of 97.5% during the peak period and 97.3% during the off-peak period. There is a $3,000,000 cap on the incentive and availability fees. Sunrise made a $442,000 and $870,000 bonus payment to GEI during 2004 and 2003, respectively for the 2004, 2003 and 2002 contract periods.

Credit Risk

        The California Power Group is exposed to credit risk related to potential nonperformance by counter parties to its energy and capacity and steam sales. The California Power Group's sales are concentrated among five primary counter parties:

(In thousands)	2004	2003	2002
Southern California Edison Company	$451,796	$419,948	$299,549
Affiliates of Chevron	167,915	137,555	105,477
California Department of Water Resources	116,919	110,023	48,485
Pacific Gas & Electric Company	88,983	88,379	87,313
Aera Energy, LLC	25,319	23,160	14,320

	$850,932	$779,065	$555,144

        Due to the concentration of credit risk, the California Power Group's liquidity could be impacted by financial difficulties experienced by its counter parties. As a result of the energy crisis in California, SCE and PG&E suspended payment of amounts due to the Cogeneration Partnerships in December 2000; however, all past due amounts have now been repaid.

Report of Independent Auditors

The Management Committee of
Watson Cogeneration Company

       We have audited the accompanying balance sheets of Watson Cogeneration Company (the Company) as of December 31, 2004 and 2003, and the related statements of income, partners' capital, and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watson Cogeneration Company at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Los Angeles, California
February 21, 2005

WATSON COGENERATION COMPANY
BALANCE SHEETS

	December 31
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$4,633	$4,720
Receivables:
Southern California Edison Company	42,124	26,957
BP West Coast Products LLC	14,302	11,662
Other receivables	16	27
Inventories	5,076	5,034
Prepaid expenses	2,865	2,705

Total current assets	69,016	51,105
Property, plant and equipment, net	132,492	141,808
Intangible assets, net	8,895	11,633

Total assets	$210,403	$204,546

Liabilities and partners' capital
Current liabilities:
Accounts payable	$3,929	$2,584
Payables:
Southern California Edison Company	148	143
BP West Coast Products LLC and BP Energy Company	29,589	15,370
Interest payable	672	672

Total current liabilities	34,338	18,769
Long-term debt:
Camino Energy Company	26,329	26,329
Atlantic Richfield Company	27,404	27,404
Partners' capital	122,332	132,044

Total liabilities and partners' capital	$210,403	$204,546

The accompanying notes are an integral part of these financial statements.

WATSON COGENERATION COMPANY
STATEMENTS OF INCOME

	Year ended December 31
	2004	2003	2002
	(In Thousands)
Revenues:
Sales:
BP West Coast Products LLC	$149,274	$133,544	$57,416
Southern California Edison Company	241,916	213,639	160,590
CPC Cogeneration LLC	—	—	16,596
Interest income	173	175	1,758

Total revenues	391,363	347,358	236,360
Expenses:
Fuel purchases from BP West Coast
Products LLC and BP Energy Company	213,560	187,946	117,658
Fuel transportation costs	11,190	8,749	6,139
Other operating	33,589	14,779	11,794
Depreciation and amortization	14,930	15,484	13,209
Personnel compensation and other benefits— BP West Coast Products LLC	8,457	7,460	7,311
Property taxes	5,570	5,379	5,244
Interconnection fee to Southern California Edison Company	1,580	1,552	1,559
Services fees to BP West Coast Products LLC	1,426	1,426	1,394
Interest	2,687	2,687	2,687
Miscellaneous expenses, net	2,117	1,940	2,781

Total expenses	295,106	247,402	169,776

Net income	$96,257	$99,956	$66,584

The accompanying notes are an integral part of these financial statements.

WATSON COGENERATION COMPANY
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Camino Energy Company	Products Cogeneration Company	Carson Cogeneration Company	Total
	(In Thousands)
Balance at December 31, 2001	$133,373	$5,444	$133,373	$272,190
Capital distributions	(99,470)	(4,060)	(99,470)	(203,000)
Net income	32,626	1,332	32,626	66,584

Balance at December 31, 2002	66,529	2,716	66,529	135,774
Capital distributions	(50,806)	(2,074)	(50,806)	(103,686)
Net income	48,978	2,000	48,978	99,956

Balance at December 31, 2003	64,701	2,642	64,701	132,044
Capital distributions	(51,925)	(2,119)	(51,925)	(105,969)
Net income	47,166	1,925	47,166	96,257

Balance at December 31, 2004	$59,942	$2,448	$59,942	$122,332

The accompanying notes are an integral part of these financial statements.

WATSON COGENERATION COMPANY
STATEMENTS OF CASH FLOWS

	Year ended December 31
	2004	2003	2002
	(In Thousands)
Operating activities
Net income	$96,257	$99,956	$66,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,930	15,484	13,209
Changes in operating assets and liabilities:
Receivables	(17,796)	(6,733)	108,606
Inventories	(42)	245	(1,403)
Prepaid expenses	(160)	(31)	(103)
Accounts payable	1,345	108	(923)
Affiliate payables	14,224	(544)	8,480
Advance payments from Southern California Edison Company	—	—	(8,926)

Net cash provided by operating activities	108,758	108,485	185,524

Investing activities
Additions to property, plant and equipment	(2,876)	(3,751)	(2,584)

Net cash used in investing activities	(2,876)	(3,751)	(2,584)

Financing activities
Distributions to partners	(105,969)	(103,686)	(203,000)

Net cash used in financing activities	(105,969)	(103,686)	(203,000)

Net increase (decrease) in cash and cash equivalents	(87)	1,048	(20,060)
Cash and cash equivalents at beginning of year	4,720	3,672	23,732

Cash and cash equivalents at end of year	$4,633	$4,720	$3,672

Supplemental information
Interest paid	$2,687	$2,687	$2,687

The accompanying notes are an integral part of these financial statements.

WATSON COGENERATION COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

1.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives on a straight-line basis with asset lives ranging from 5 to 20 years.

Intangible Assets

        Intangible assets are recorded at cost and are amortized on a straight-line basis over 20 years.

Repair and Maintenance

        Repair and maintenance costs, including major maintenance activities at the cogeneration facility, are expensed when incurred.

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

4.
Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	2004	2003
	(In Thousands)
Plant	$303,765	$304,304
Construction-in-progress	390	1,239
Other	5,698	5,747

	309,853	311,290
Less accumulated depreciation	(177,361)	(169,482)

	$132,492	$141,808

        Depreciation expense amounted to approximately $12,193,000, $12,747,000 and $10,472,000 for 2004, 2003 and 2002, respectively.

5.
Intangible Assets

        Intangible assets, net of accumulated amortization of approximately $26,904,000 and $24,167,000 at December 31, 2004 and 2003, respectively, consist of outside boundary limit facilities, refinery infrastructure, environmental permits, and land use, which was contributed to the partnership at its formation. Amortization expense was approximately $2,737,000, for each of the three years ended December 31, 2004, respectively. Amortization for the next four years is estimated at $2,737,000 per year and approximately $684,000 in 2008.

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

Other

        WCC has entered into water and fuel (natural gas, refinery gas, butane and chemicals) purchase agreements with BP West Coast Products LLC and BP Energy Company. WCC purchases under these agreements amounted to approximately $229,000,000, $191,000,000 and $121,000,000 during 2004, 2003 and 2002, respectively.

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

9.
Fair Value of Financial Instruments

        The fair value of WCC's long-term debt was estimated based on current rates of the same or similar issues. The fair value of the long-term debt was approximately $53,221,000 and $50,168,000 at December 31, 2004 and 2003, respectively.

10.
Concentrations of Credit Risk

        WCC invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits. WCC has not incurred losses related to such cash balances.

11.
Commitments

        In 2003, WCC entered into several multi-year contracts with gas turbine parts suppliers. The parts subject to these agreements are scheduled to be delivered from 2005 through 2007. The total remaining value of these contracts is approximately $11,400,000. Early termination of the agreements could result in a cancellation charge.

Report of Independent Registered Public Accounting Firm

         To the Management Committee of
Midway-Sunset Cogeneration Company

        In our opinion, the accompanying balance sheets and the related statements of income, partners' equity, and cash flows present fairly, in all material respects, the financial position of Midway-Sunset Cogeneration Company at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the Partnership changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

PricewaterhouseCoopers LLP
Irvine, California March 14, 2005

MIDWAY-SUNSET COGENERATION COMPANY
BALANCE SHEETS
December 31, 2004 and 2003
(In thousands)

	2004	2003
Assets
Current assets
Cash and cash equivalents	$3,094	$5,939
Accounts receivable from affiliates
Southern California Edison	22,852	15,202
Aera Energy LLC	12,142	7,435
Other affiliates	451	324
Accounts receivable from others	918	538
Accounts receivable from California Power Exchange	35,973	36,062
Inventory	2,891	2,996

Total current assets	78,321	68,496
Plant and equipment, net	75,121	81,797
Other assets
Emission offsets, net	1,517	1,867
Deposits	268	167

Total assets	$155,227	$152,327

Liabilities and Partners' Equity
Current liabilities
Accounts payable to affiliates
Southern California Edison	34,586	34,672
Other affiliates	430	489
Accounts payable to others	16,673	12,921

Total current liabilities	51,689	48,082
Asset retirement obligation	1,468	1,349

Total liabilities	53,157	49,431

Commitments and contingencies (Note 7)
Partners' equity
San Joaquin Energy Company	51,035	51,448
Aera Energy LLC	51,035	51,448

Total partners' equity	102,070	102,896

Total liabilities and partners' equity	$155,227	$152,327

The accompanying notes are an integral part of these financial statements.

MIDWAY-SUNSET COGENERATION COMPANY
STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Operating Revenues
Sales of electricity to affiliates	$142,453	$131,448	$95,267
Sales of electricity to others	3,650	2,973	3,625

Total sales of electricity	146,103	134,421	98,892
Sales of steam to affiliate	49,670	45,332	30,633

Total operating revenues	195,773	179,753	129,525

Operating Expenses
Fuel	136,088	123,513	79,459
Plant and other operating	11,122	9,723	8,945
Property taxes	1,982	1,920	2,005
Write-off of development costs	—	—	3,388
Depreciation, amortization and accretion	8,569	8,096	7,808

Total operating expenses	157,761	143,252	101,605

Income from operations	38,012	36,501	27,920

Other Income (Expense)
Interest and other income	162	99	889

Total other income	162	99	889

Cumulative effect on prior years of change in accounting for asset retirement obligations (Note 2)	—	(1,037)	—
Net income	$38,174	$35,563	$28,809

The accompanying notes are an integral part of these financial statements.

MIDWAY-SUNSET COGENERATION COMPANY
STATEMENTS OF PARTNERS' EQUITY
December 31, 2004, 2003 and 2002
(In thousands)

	San Joaquin Energy Company	Aera Energy LLC	Total
Balance at December 31, 2001	$77,261	$77,261	$154,522
Allocation of income	14,405	14,405	28,810
Cash distributions	(40,500)	(40,500)	(81,000)

Balance at December 31, 2002	51,166	51,166	102,332
Allocation of income	17,782	17,782	35,564
Cash distributions	(17,500)	(17,500)	(35,000)

Balance at December 31, 2003	51,448	51,448	102,896
Allocation of income	19,087	19,087	38,174
Cash distributions	(19,500)	(19,500)	(39,000)

Balance at December 31, 2004	$51,035	$51,035	$102,070

The accompanying notes are an integral part of these financial statements.

MIDWAY-SUNSET COGENERATION COMPANY
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$38,174	$35,563	$28,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,569	8,096	7,808
Loss (gain) on disposal of asset	20	193	(2)
Write-off of development costs	—	—	3,388
Cumulative effect of change in accounting principle	—	1,037	—
Changes in assets and liabilities
Accounts receivable	(12,775)	175	41,887
Inventory	105	179	(773)
Deposits	(101)	334	1,999
Accounts payable	3,607	(3,201)	(3,484)
Other liabilities	—	379	(5,333)

Net cash provided by operating activities	37,599	42,755	74,299

Cash flows from investing activities:
Capital expenditures	(1,466)	(4,483)	(760)
Proceeds from sale of equipment	22	37	5

Net cash used in investing activities	(1,444)	(4,446)	(755)

Cash flows from financing activities:
Distributions to partners	(39,000)	(35,000)	(81,000)

Net (decrease) increase in cash and cash equivalents	(2,845)	3,309	(7,456)
Cash and cash equivalents, beginning of year	5,939	2,630	10,086

Cash and cash equivalents, end of year	$3,094	$5,939	$2,630

The accompanying notes are an integral part of these financial statements.

MIDWAY-SUNSET COGENERATION COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1.
Nature of Operations

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

Cash and Cash Equivalents

       The Partnership considers cash and cash equivalents to include cash and short-term investments with an original maturity of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

Inventory

       Inventory is stated at the lower of weighted average cost or market.

       Inventory consists of the following at December 31, 2004 and 2003:

	2004	2003
Natural gas	$52	$406
Materials and spare parts	2,839	2,590

	$2,891	$2,996

Plant and Equipment

       Plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Power plant facilities	12 to 30 years
Furniture and office equipment	3 to 7 years

       Expenditures for maintenance, repairs and renewals are expensed as incurred. Expenditures for additions and improvements are capitalized. The facilities require major maintenance, including inspections and overhauls, on a periodic basis. These costs are also expensed as incurred.

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

Emission Offsets

       Emission offsets contributed to the Partnership were valued at an amount agreed upon by the partners and are being amortized on a straight-line basis over a period of 20 years. Emission offsets consist of the following at December 31, 2004 and 2003:

	2004	2003
Cost	$7,000	$7,000
Less: Accumulated amortization	(5,483)	(5,133)

	$1,517	$1,867

       Amortization expense was $350,000 in 2004, 2003 and 2002.

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

Accounting for Derivative Instruments and Hedging Activities

       In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments, except those meeting specific exceptions, are recognized in the balance sheet at their fair value. Changes in fair value are recognized immediately in earnings unless specific hedge accounting criteria to met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

       Management has determined that the Partnership's energy and capacity sales commitments qualify for the normal purchases and normal sales exception provided by SFAS 133 and related guidance issued by the Derivatives Implementation Group. This exception applies to physical sales and purchases of power where it is probable that physical delivery will occur, the pricing provisions are clearly and closely related to the contracted prices and the SFAS 133 documentation requirements are met. In April 2003, the Financial Accounting Standards Board issues SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 changed the guidance related to the application of the normal purchases and normal sales exception to electricity contracts. This change had no impact on the designation of the Partnership's electricity contracts as normal.

       Management also determined that the Partnership's steam sales do not meet the definition of a derivative and are, therefore, not subject to the requirements of the standard.

Revenue Recognition

       Revenue is recognized as delivered under the provisions of three power purchase agreements which have varying terms of approximately four to twenty years. Electricity revenue is calculated based on power output and established prices, as defined in the power purchase agreements. Steam revenue is calculated based on steam output and established prices, as defined in the steam sale and purchase agreement. Revenue is also recognized as billable under the provisions of a steam sale and purchase agreement.

Income Taxes

       The Partnership is treated as a partnership for income tax purposes and the income or loss of the Partnership is included in the income tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the financial statements.

Asset Retirement Obligation

       Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, the Partnership recorded a $1,037,000 decrease to net income as the cumulative effect of adoption of SFAS No. 143. Accretion expense is classified as part of depreciation, amortization and accretion.

       The Partnership recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$1,239
Accretion expense	109

Balance of asset retirement obligation as of December 31, 2003	1,348
Accretion expense	119

Balance of asset retirement obligation as of December 31, 2004	$1,467

       Had SFAS No. 143 been applied retroactively in the year ended December 31, 2002 it would not have had a material effect upon the Partnership's results.

3.
Plant and Equipment

       Plant and equipment consists of the following at December 31, 2004 and 2003:

	2004	2003
Power plant facilities	$169,826	$168,640
Furniture and office equipment	1,295	1,357

	171,121	169,997
Less: accumulated depreciation and amortization	(96,365)	(88,397)
Construction in process	365	197

	$75,121	$81,797

       The depreciable life of the operating facility exceeds the term of the related power purchase agreements. The viability of the facility subsequent to the expiration of the power purchase agreements is dependent upon the Partnership's ability to enter into new contracts at terms that would allow the facility to operate at a profit.

       Management continues to evaluate its operational options at the conclusion of the contract lives. Management believes the useful lives are appropriate and that the facility will continue to operate profitably subsequent to the expiration of the power purchase agreements. However, if management subsequently determines that the facility will not be able to operate profitably beyond the term of the purchase agreements, management may make additional changes in the depreciable lives and an impairment charge may be required.

4.
Other Assets

       The partnership is required to maintain a deposit with the California ISO and the Automated Power Exchange to ensure monthly liquidity requirements as a scheduling coordinator. Deposits are held at the California ISO for Scheduling Coordinator security and at the Automated Power Exchange for security on the refund period. Total deposits are held at the two locations. Deposits totaled $268,000 and $167,000 at December 31, 2004, and December 31, 2003, respectively.

5.
Related Party Transactions

       In addition to the related party transactions discussed in Notes 3, 7 and 9, the Partnership entered into certain contracts and agreements with San Joaquin, Aera and certain other related parties.

Power Purchase Agreements

       Under the terms of a Power Purchase Agreement ("PPA"), SCE agreed to purchase up to 200 megawatts of the electric power generated by the Facility for a period of 20 years. The PPA expires in 2009. SCE operates as a regulated utility and is a sister company of Mission. The Partnership is paid for energy based on an energy rate that is calculated using a Short Run Avoided Cost ("SRAC") based formula that contains a prescribed energy rate indexed to the Southern California Border Spot Price of natural gas. At such time as the California Public Utilities Commission ("CPUC") issues an order determining that the California Power Exchange, or equivalent, is functioning properly, as defined in the amendment, the SRAC based energy rate will be compared to a price determined by taking 95 percent of the energy rate posted by the California Power Exchange (PX). The higher of the two rates will be used to calculate energy payments due the Partnership. SCE also pays the Partnership for firm capacity based upon a contracted amount per kilowatt year, as determined in the Power Purchase Agreement.

       In March 1999, the Partnership entered into an agreement (the "Agreement") with Kern River Cogeneration Company ("Kern River") and Sycamore Cogeneration Company ("Sycamore"), Kern River and Sycamore are related parties jointly owned by affiliates of EME and Chevron. The Agreement supports a mutually beneficial settlement agreement related to energy prices approved by the CPUC. The Agreement provides for payment of specified amounts from Kern River and Sycamore to the Partnership, contingent upon the Partnership's deliveries to SCE. Under the terms of the Agreement, Kern River and Sycamore paid the Partnership $1,636,000, $1,476,000 and $2,080,000 in 2004, 2003 and 2002, respectively.

       Effective April 30, 1997, the Partnership entered into an agreement with Aera to sell 9 megawatts of excess electric energy generated by the Facility. The terms of the agreement require Aera to pay for electric energy based on a formula defined in the agreement but provided for a rebate at the conclusion of the contract if cumulative payments exceeded a certain threshold. Accordingly, the Partnership paid Aera $12 million during 2002.

       The Partnership recognized total electricity sales to affiliates of $142,453,000, $131,448,000 and $95,267,000 in 2004, 2003 and 2002, respectively, under these contracts. The Partnership has a payable of $34,586,000 to SCE which is wholly offset by a receivable from the California Power Exchange. For further discussion of this situation refer to Note 7. Receivable from California Power Exchange.

Steam Sale and Purchase Agreement

       Under the terms of a Steam Sale and Purchase Agreement, Aera purchases 8.6 billion pounds of steam per year generated by the Facility through May 1, 2009. The Partnership is paid a steam fuel charge based upon the quantity and quality of steam delivered during the month, which is priced at the weighted average of the Partnership's cost of fuel and a processing charge per MMBtu, as defined in the Steam Sale and Purchase Agreement. The Partnership sold $49,670,000, $45,332,000 and $30,633,000 of steam in 2004, 2003 and 2002, respectively, under this agreement which is included within sales of steam in the accompanying statements of income. The quantity of steam sold under this agreement is sufficient for the Partnership to meet qualifying facility status.

Operation and Maintenance Agreement

       Under the terms of an Operation and Maintenance Agreement, employees of Edison Mission Operations and Maintenance, Inc. ("EMOM"), a wholly owned subsidiary of Mission, perform all necessary functions to operate and maintain the Facility.

       The Partnership pays for direct costs of these services, plus an increment to cover overhead and benefits. In addition, effective January 1992, the Agreement was amended to include payment to EMOM of certain annual fees. Pursuant to this Agreement, the Partnership incurred costs of $3,389,000, $3,028,000 and $3,032,000 which included annual fees earned by EMOM of $336,000 in 2004, 2003 and 2002, respectively, which are included in contract labor in the accompanying statements of income.

Other Agreements

       Under the terms of the Partnership Agreement, including a Gas Management Services Agreement, employees of Aera perform services for the Partnership. The Partnership pays for direct costs of these services, plus an increment to cover overhead and benefits. Pursuant to this arrangement, the Partnership incurred costs of $357,000, $350,000 and $311,000 in 2004, 2003 and 2002, respectively.

       Under the terms of a Financial Services Agreement, San Joaquin provides certain financial, accounting and other services for an annual fee of $125,000 in 2004, 2003 and 2002.

       Under the terms of a Surface Lease Agreement, the Partnership leases approximately 13 acres of land from Aera, which serves as the Facility site. The initial term of the lease extends through October 1, 2009, with an annual rental, amended as of January 1998, of $1,000.

6.
Receivable from California Power Exchange

       The Partnership is owed $35,973,000 included in Accounts Receivable as of December 31, 2004, by the PX for power sold into the California ISO during 2000 and 2001 that was not collected as a result of the PX bankruptcy in 2001. The PX, upon receiving funds from its debtors, will pay the Partnership an amount adjusted for wind down charges. The Partnership will then pro-rate the receipt and reimburse the following parties as follows: SCE $34,586,000, PG&E $867,000, included in Accounts Payable, for previous power sales. The Partnership is obligated to reimburse SCE and Pacific Gas and Electric (PG&E), only if funds are received from the PX.

7.
Commitments and Contingencies

       Effective November 1989, the Partnership entered into a 20 year Power Purchase Agreement with PG&E, a public utility, whereby the utility agreed to purchase excess on-peak and partial peak electricity from the Facility. This excess electricity consists of the facility output less station use, Aera field use and the initial 200 megawatts generated for sale to SCE. Upon request by the utility, the Facility may deliver during off-peak and super off-peak periods. The Partnership sold $3,159,000, $2,090,000 and $2,046,000 of electricity in 2004, 2003 and 2002, respectively, under this agreement which is included within sales of electricity to others in the accompanying statements of income.

       The Partnership has agreed to pay PG&E maintenance and other fees during the term of the Interconnection contract for the transmission facilities used to transport the electric power generated to SCE, PG&E and others. The Partnership incurred maintenance fees of $1,181,000 for these services in 2004, 2003 and 2002.

       On December 30, 2003, the Reorganized California Power Exchange Corporation ("CPX") filed a lawsuit against its former officers and directors, including the Executive Director of the Partnership, in his capacity as a Governor of the Power Exchange Corporation, related to certain actions/inactions purportedly taken by them during their tenure with respect to collateral posted in support of transactions with the CPX. The Partnership has agreed to indemnify the Executive Director with respect to this lawsuit. At this time the Partnership cannot estimate what the ultimate cost will be under this indemnity.

Credit Risk

       The Partnership is exposed to credit risk related to potential nonperformance by counterparties to its energy, capacity and steam sales. The Partnership's sales are concentrated among two primary counterparties:

	2004	2003
SCE	$130,767,000	$120,686,000
Aera	61,355,000	56,095,000

	$192,122,000	$176,781,000

       Due to the concentration of credit risk, the Partnership's liquidity could be impacted by financial difficulties experienced by its counterparties. As a result of the energy crisis in California, SCE suspended payment of amounts due to the Partnership in December 2000; however, all past due amounts have been repaid.

Report of Independent Registered Public Accounting Firm

        To the Management Committee of
March Point Cogeneration Company

       In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, partners' equity, and cash flows present fairly, in all material respects, the financial position of March Point Cogeneration Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Irvine, California March 14, 2005

MARCH POINT COGENERATION COMPANY
BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
Assets
Current assets
Cash and cash equivalents	$11,027,000	$7,366,000
Receivables
Equilon and subsidiaries	2,665,000	3,076,000
Puget Sound Energy	6,297,000	6,237,000
Other	16,000	6,000
Note receivable	4,948,000	—
Current portion of escrow account	—	936,000
Inventory	5,449,000	2,435,000

Total current assets	30,402,000	20,056,000

Operating facility and equipment, at cost, net	79,071,000	83,532,000

Other assets
Deferred loan fees	—	21,000
Gas purchase agreements at fair value	36,243,000	50,779,000

Total other assets	36,243,000	50,800,000

Total assets	$145,716,000	$154,388,000

Liabilities and Partners' Equity
Current liabilities
Current portion of project financing loan	—	$13,724,000
Working capital loan	—	5,000,000
Payables
Related parties	3,074,000	4,567,000
Trade and other payables	5,972,000	1,476,000
Other current liabilities	9,000	398,000

Total current liabilities	9,055,000	25,165,000

Commitments and contingencies (Note 8)
Partners' equity	136,661,000	129,223,000

Total liabilities and partners' equity	$145,716,000	$154,388,000

The accompanying notes are an integral part of these financial statements.

MARCH POINT COGENERATION COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
December 31, 2004, 2003 and 2002

	2004	2003	2002
Operating revenues
Sales of energy to Puget Sound Energy	$62,306,000	$64,903,000	$66,893,000
Sales of steam to Equilon	13,588,000	13,699,000	13,884,000

Total operating revenues	75,894,000	78,602,000	80,777,000

Operating expenses
Fuel expense	35,214,000	45,975,000	31,830,000
Plant and other operating expenses	6,043,000	6,184,000	7,909,000
Depreciation and amortization	4,764,000	4,783,000	4,813,000
General and administrative expenses	334,000	315,000	363,000

Total operating expenses	46,355,000	57,257,000	44,915,000

Income from operations	29,539,000	21,345,000	35,862,000

Other income (expense)
Interest and other income	782,000	417,000	400,000
Interest expense	(253,000)	(638,000)	(1,240,000)

Total other income (expense)	529,000	(221,000)	(840,000)

Net income	30,068,000	21,124,000	35,022,000

Other comprehensive income (loss)
Unrealized gain (loss) arising during the period	7,462,000	31,291,000	(958,000)
Reclassification adjustment included in net income	(13,219,000)	(10,823,000)	(1,788,000)

Other comprehensive income (loss)	(5,757,000)	20,468,000	(2,746,000)

Comprehensive income	$24,311,000	$41,592,000	$32,276,000

The accompanying notes are an integral part of these financial statements.

MARCH POINT COGENERATION COMPANY
STATEMENTS OF PARTNERS' EQUITY
December 31, 2004, 2003 and 2002

	Equilon Enterprises LLC	Texaco March Point Holdings Inc.	San Juan Energy Company	Total
Balances at December 31, 2001	19,647,000	19,806,000	39,452,000	78,905,000
Allocation of comprehensive income	8,037,000	8,101,000	16,138,000	32,276,000
Distributions	(3,050,000)	(3,075,000)	(6,125,000)	(12,250,000)

Balances at December 31, 2002	24,634,000	24,832,000	49,465,000	98,931,000
Allocation of comprehensive income	10,356,000	10,440,000	20,796,000	41,592,000
Distributions	(2,814,000)	(2,836,000)	(5,650,000)	(11,300,000)

Balances at December 31, 2003	32,176,000	32,436,000	64,611,000	129,223,000
Allocation of comprehensive income	6,053,000	6,102,000	12,156,000	24,311,000
Distributions	(1,245,000)	(1,255,000)	(2,500,000)	(5,000,000)
Merger with TM Star (Note 3)	(2,956,000)	(2,980,000)	(5,937,000)	(11,873,000)

Balances at December 31, 2004	$34,028,000	$34,303,000	$68,330,000	$136,661,000

The accompanying notes are an integral part of these financial statements.

MARCH POINT COGENERATION COMPANY
STATEMENTS OF CASH FLOWS
December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$30,068,000	$21,124,000	$35,022,000
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation and amortization	4,764,000	4,783,000	4,813,000
Loss on Canwest settlement	853,000	—	—
Loss on disposal of equipment	56,000	9,000	17,000
Reclassification of discontinued hedge	(10,008,000)	—	—
Unrealized gains and losses on derivative contracts	(2,932,000)	(715,000)	(14,228,000)
Changes in operating assets and liabilities
Receivables	4,387,000	(136,000)	158,000
Inventory	(3,014,000)	(399,000)	119,000
Payables	3,003,000	(263,000)	(743,000)

Net cash provided by operating activities	27,177,000	24,403,000	25,158,000
Cash flows from investing activities
Additions to operating facility and equipment	(339,000)	(420,000)	(839,000)

Cash flows from financing activities
Proceeds from working capital loan	—	5,000,000	5,000,000
Payment on project financing loan	(13,724,000)	(13,684,000)	(13,035,000)
Payment on working capital loan	(5,000,000)	(5,000,000)	(5,000,000)
Proceeds from escrow account	936,000	684,000	652,000
Change in overdrafts	(389,000)	360,000	(331,000)
Distributions to partners	(5,000,000)	(11,300,000)	(12,250,000)

Net cash used in financing activities	(23,177,000)	(23,940,000)	(24,964,000)

Net increase (decrease) in cash and cash equivalents	3,661,000	43,000	(645,000)
Cash and cash equivalents
Beginning of year	7,366,000	7,323,000	7,968,000

End of year	$11,027,000	$7,366,000	$7,323,000

Supplemental disclosure of cash flow information
Cash payments for interest	$261,000	$590,000	$1,428,000

The accompanying notes are an integral part of these financial statements.

MARCH POINT COGENERATION COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1.
Nature of Operations

       March Point Cogeneration Company (the "Partnership") is a general partnership between Texaco March Point Holdings Inc. ("TMPHI"), an indirect wholly-owned subsidiary of ChevronTexaco Corporation ("Chevron"), San Juan Energy Company ("SJEC"), an indirect wholly-owned subsidiary of Edison International ("Edison") and Equilon Enterprises LLC ("Equilon"), a subsidiary of Shell Oil Products US. The Partnership was organized under California law on July 28, 1989. During the years ended December 31, 2004, 2003 and 2002, the SJEC, TMPHI and Equilon ownership ratios were 50%, 25.1% and 24.9%, respectively.

       The Partnership was organized to design, construct, own and operate a qualifying cogeneration facility (the "Facility"), as defined in the Public Utility Regulatory Policies Act of 1978 and the regulations promulgated thereunder, all as amended ("PURPA"), located in Skagit County, Washington. The Partnership currently sells all the electric energy generated by the facility under an agreement extending until December 31, 2011 to Puget Sound Energy, Inc. ("Puget Sound Energy") for resale to its customers, and sells all steam produced to Equilon for use in its crude oil refining operations in its Puget Sound Refinery ("PSR"). The Facility was certified as a "qualifying facility" under PURPA prior to the start of operations, and management believes they have fulfilled all requirements to receive continued "qualifying facility" status.

       Comprehensive income (loss) is allocated to the partners in proportion to their ownership percentages. The Partnership shall terminate, unless terminated at an earlier date pursuant to the general partnership agreement, on the latter of December 31, 2011 or the date the Partnership elects to cease operations.

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

Cash and Cash Equivalents

       The Partnership considers short-term temporary cash investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. The majority of Partnership's short-term investments are held by Chevron on behalf of the Partnership. The balance of the short-term investments held by Chevron at December 31, 2004 and 2003 is $11,026,000 and $7,365,000, respectively.

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

Deferred Loan Fees

       All legal and financial fees associated with the Loan and Credit Agreement (Note 5) were deferred and were being amortized, using the effective interest method, over the term of the loan. At December 31, 2004, the Company paid the entire balance of the loan and no longer has any deferred loan fees. Deferred loan fees were presented net of accumulated amortization of $1,908,000 at December 31, 2003. Amortization expense was approximately $21,000, $63,000 and $105,000 in 2004, 2003 and 2002, respectively.

Other Current Liabilities

       Other current liabilities is comprised of book overdrafts.

Revenue Recognition

       Revenue is recognized as the product being sold is delivered.

Income Taxes

       The Partnership's income is included in the income tax returns of the partners. Therefore, no provision (benefit) for income taxes has been included in the accompanying financial statements.

Fair Value of Financial Instruments

       The carrying amount of the short-term investments approximates fair value due to the short maturity of those instruments. The project financing loan payable and the working capital loan payable were variable interest rate loans and, based on the borrowing rates currently available to the Partnership for long-term debt with similar terms and maturities, the carrying amount of these loans approximated fair value.

Risk Management and Hedging Activities

       The Partnership accounts for derivative instruments in accordance with Financial Accounting Standards Board Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, and related guidance issued by the Derivatives Implementation Group ("DIG"). Under SFAS 133, all derivative instruments, except those meeting specific exceptions, are recognized in the balance sheet at their fair value. Changes in fair value are recognized immediately in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

       Management has determined that the Partnership's energy and capacity sales commitments qualify for the normal purchases and normal sales exception provided by SFAS 133 and the related DIG guidance. This exception applies to physical sales and purchases of power or fuel where it is probable that physical delivery will occur, the pricing provisions are clearly and closely related to the contracted prices and the SFAS 133 documentation requirements are met. In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 changed the guidance related to the application of the normal purchases and normal sales exception to electricity contracts. This change had no impact on the designation of the Partnership's electricity contract as normal. Management also determined that the Partnership's steam sales agreement does not meet the definition of a derivative and is, therefore, not subject to the requirements of the standard.

       The Partnership's primary market risk exposures arise from fluctuations in the price of natural gas. Management manages these risks in part by entering into forward natural gas purchase contracts (Note 6).

Asset Retirement Obligations

       On January 1, 2003, the Partnership adopted Financial Accounting Standards Board Statement No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. In accordance with its site lease agreement (Note 7), the Partnership is required to restore the site or transfer ownership of the Facility to the lessor at the termination of the lease. The lessor can decline to accept ownership, thereby requiring site restoration. Although the Partnership could be required to restore the site, management believes that this is remote, due to the isolated location and the other needs for the facility and equipment. Therefore, no asset retirement obligation was recorded upon adoption of SFAS 143 and management continues to assess this exposure.

Reclassifications

       Certain prior period amounts have been reclassified to conform with the current period presentation.

3.
TM Star Merger

       Prior to January 16, 2004, the Partnership purchased natural gas under a long-term contract with TM Star Fuel Company ("TM Star"), a general partnership between Texaco Cogeneration Fuel Company, an indirect wholly owned subsidiary of Chevron, and Southern Sierra Gas Company, an affiliate of Edison.

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

       TM Star's sole business was comprised of the fuel supply agreement with the Partnership and three fuel purchase agreements with outside suppliers. As a result of the merger, the gas supply agreement with TM Star was terminated and the Partnership acquired TM Star's three fuel purchase agreements. There were no other assets or liabilities transferred as of the purchase date. The contracts are accounted for as derivatives in accordance with SFAS 133. As of the acquisition date, the fair value of the contracts was $44,345,000, which is $11,873,000 lower than the $56,218,000 value of the cancelled TM Star contract. The difference in value was accounted for as an adjustment to Partners' equity.

4.
Operating Facility and Equipment

       The Operating Facility and Equipment consists of the following:

	2004	2003
Operating facility	$133,616,000	$133,685,000
Other property and equipment	2,774,000	2,766,000

	136,390,000	136,451,000

Accumulated depreciation	(58,009,000)	(53,302,000)
Construction work in progress	690,000	383,000

	$79,071,000	$83,532,000

       Depreciation expense was approximately $4,743,000, $4,719,000 and $4,708,000 in 2004, 2003 and 2002, respectively.

5.
Loan and Credit Agreement

       On December 1, 1992, the Partnership entered into a Loan and Credit Agreement (the "Agreement") with several banks for a combination of commitments, including a recurring $5 million short-term working capital loan, to extend loans aggregating up to $132 million (the "Commitment"). The Agreement placed certain restrictions on capital distributions and permitted investments. Substantially all of the assets of the Partnership were pledged as collateral for the Agreement. The interest rate on the outstanding loan balances at December 31, 2003 was 2.47%. The loan balance was payable in quarterly installments, with the final payment made on December 1, 2004.

       Throughout the term of the Agreement, the Partnership was required to maintain in an escrow account an amount equal to six months' interest expense, computed at ten percent of the aggregate balance outstanding. The balance of the escrow account as of December 31, 2003 was $936,000.

Amendment to Loan and Credit Agreement

       As an incentive to the Partnership's lenders to grant consents and waivers to the Loan and Credit Agreement with regards to the TM Star merger (Note 3), the Partnership agreed to additional debt covenants. The additional covenants restricted distributions to the owners until the Partnership fully funded a debt service reserve account with an amount equal to all scheduled payments of principal, interest and fees due for the coming six months. Distributions were also restricted unless the Partnership maintained a debt service coverage ratio, as defined, of greater than or equal to 1.4. The Partnership deferred distributions until December 2004 when the debt was fully paid off.

6.
Risk Management, Derivatives and Hedging Activity

       The Partnership is exposed to price risk associated with the purchase of natural gas. Market risk arises from the potential change in the value of financial instruments and physical commodities based on fluctuations in commodity prices and bases. Market risk is also affected by changes in the volatility and liquidity in markets in which these instruments are traded.

Fuel Supply Agreements

       The Partnership manages a portion of its exposure to natural gas price fluctuations through long-term fuel supply agreements. As a result of the TM Star merger, the Partnership's contract with TM Star was terminated and the Partnership acquired three new long-term gas supply contracts.

Williams Power Company, Inc.

       The Partnership has a long-term agreement to purchase gas from Williams Power Company, Inc. ("Williams"). The daily contract quantity available under the Williams agreement is 5,000 MMBtu per day, priced at $1.80 per MMBtu adjusted annually by the Gross Domestic Product Implicit Deflator ("GDP"), as defined ($2.24 per MMBtu as of December 31, 2004). The agreement expires June 30, 2011. After the expiration date, the contract will automatically extend on a year-to-year basis until cancelled by either party with written notice as required by the contract.

CanWest Gas Supply, Inc.

       The Partnership has an agreement to purchase gas from CanWest Gas Supply, Inc. ("Canwest"). The daily contract quantity available under the CanWest agreement is 10,000 MMBtu per day, priced at $1.83 per MMBtu adjusted annually by the GDP, as defined ($2.82 per MMBtu as of December 31, 2004). The original contract extended through March 31, 2008.

       During 2004, the parties entered into an agreement to truncate the CanWest contract to October 31, 2005. Under the termination agreement, Canwest agreed to settle the original obligation for principal payments totaling $8,994,000. The settlement was based on an average of market quotes obtained from multiple specified counterparties. The remaining balance due as of December 31, 2004 is reflected as a note receivable and will be repaid during 2005. The note bears interest at 6% per annum. The Partnership recorded a loss of approximately $850,000 as a result of the termination.

Texaco Exploration and Production

       The Partnership has an agreement to purchase gas from Texaco Exploration and Production ("TEPI"). TEPI is an indirect wholly owned subsidiary of Chevron. The daily contract quantity available under the TEPI agreement is 2,500 MMBtu per day, priced at $1.80 per MMBtu adjusted annually by the GDP, as defined ($2.25 per MMBtu as of December 31, 2004). The agreement expires December 31, 2007. After the expiration date, the TEPI contract may be extended on an annual basis with written agreement by both parties.

Equilon Refinery Fuels Supply Agreement

       The Equilon Refinery Fuels Supply Agreement provides for a firm supply of manufactured refinery gas ("MRG") from PSR to the Partnership. The Partnership must accept a minimum daily delivery of 10,000 MMBtu per day of MRG from Equilon in preference to other fuels. Additional interruptible MRG may be supplied at various volume tiers up to a final tier for total volumes over 16,000 MMBtu per day all as defined in the agreement. The pricing of MRG is based upon the weighted averages of the gas costs to the Partnership with discount factors applying to the various tiers, all as defined in the agreement ($2.71 per MMBtu as of December 31, 2004). This agreement terminates on the earlier of December 31, 2011 or the mutual written consent of the parties. Management has determined that this agreement does not meet the definition of a derivative; therefore, this contract is not recorded at fair value in the financial statements.

TM Star

       Prior to the TM Star merger, the Partnership had a long-term agreement to purchase gas from TM Star. The daily contract quantity available under the TM Star agreement was 20,500 MMBtu per day. The price paid for gas under this contract consisted of a transportation charge and a commodity charge, per MMBtu. Beginning January 1, 1993, the price paid for the commodity charge was $2.05 per MMBtu adjusted annually by the GDP, as defined ($2.50 per MMBtu as of December 31, 2003). The agreement required the Partnership to pay for the shortfall between the price received by TM Star and the contracted price of this agreement for any volume of gas, up to the daily contract quantity, not nominated by the Partnership. This agreement terminated as a result of the TM Star merger.

Cash Flow Hedges

       Management has designated the TEPI gas supply agreement as a cash flow hedge of the Partnership's exposure to fluctuations in the price of natural gas. As a result of this designation, future changes in the fair value associated with the effective portion of the hedges will be recorded in other comprehensive income. Any hedge ineffectiveness will be included in Fuel expense as part of the Statements of Income. The CanWest and Williams contracts are not formally designated as financial accounting cash flow hedges due to duration and counterparty credit risk, respectively; therefore, unrealized gains and losses on these contracts are recorded as part of Fuel expense in the Statements of Income.

       As the Partnership's hedged positions are realized, approximately $2,893,000 of the net unrealized gains on cash flow hedges at December 31, 2004 is expected to be reclassified into earnings during 2005. Management expects that when the hedged items are recognized in earnings, the net unrealized gains associated with them will be offset. The maximum period over which the Partnership has designated a cash flow hedge is the remaining life of the contract with TEPI. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

       The cancelled TM Star contract was previously accounted for as a cash flow hedge; therefore, amounts related to the cancelled contract that were recorded in accumulated other comprehensive income will be recognized into income over the period that the underlying purchase of gas is expected to occur. It is expected that within the next twelve months, gains of approximately $8,885,000 will be reclassified from accumulated other comprehensive income to earnings.

       During the years ended December 31, 2004, 2003 and 2002, the Partnership recorded income of $1,876,000, $715,000 and $14,228,000, respectively, representing hedge ineffectiveness. The hedge ineffectiveness was recorded as a reduction of fuel expenses.

Accumulated Other Comprehensive Income

       As of December 31, 2004 and 2003, the Equity balances included Accumulated Other Comprehensive Income of $29,232,000 and $34,989,000, respectively. The changes in accumulated other comprehensive income during the periods are attributable to activity associated with the Partnership's gas cash flow hedges.

Fair Value

       In assessing the fair value of the Partnership's commodity derivative instruments, the Partnership uses a variety of methods and assumptions that are based on market conditions and risk existing at each balance sheet date. The fair value of the commodity contracts considers quoted market prices, time value, volatility of the underlying commodities and other factors.

       The fair value of financial derivative instruments is determined through dealer quotes and may not be representative of actual gains and losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

Credit Risk

       The Partnership is exposed to credit risk related to potential nonperformance by the counterparties to its energy and steam sales. The Partnership's revenues are concentrated with Puget Sound Energy and Equilon. Sales to Puget Sound Energy comprised 82%, 83% and 83% of total revenues during 2004, 2003 and 2002, respectively. All remaining sales were to Equilon. Due to this concentration of credit risk, the Partnership's liquidity could be impacted by financial difficulties experienced by Puget Sound Energy or Equilon.

       The Partnership's gas purchases are concentrated with a few suppliers under its long-term gas purchase agreements; therefore, the Partnership is exposed to counterparty default and credit risk in association with these contracts. Management monitors the risk of counterparty default and does not anticipate any nonperformance by any of its counterparties.

Operational Risk

       The depreciable life of the operating facility exceeds the term of the related purchase power agreement. The viability of the facility subsequent to the expiration of the power purchase agreement is dependent upon the Partnership's ability to enter into new contracts at terms that would allow the facility to operate profitably. Management believes the useful life is appropriate and that the facility will continue to operate profitably subsequent to the expiration of the purchase power agreements. However, if management subsequently determines that the plant will not be able to operate profitably beyond the term of the purchase power agreement, management may make changes in the depreciable life and an impairment charge may be required.

7.
Related-Party Transactions

       Operating expenses include the following amounts incurred to related parties:

	2004	2003	2002
Fuel expense
TM Star	$888,000	$21,456,000	$20,782,000
Equilon	8,783,000	11,455,000	11,875,000
TEPI	7,371,000	—	—
Plant and other operating expenses
Equilon and subsidiaries	1,647,000	1,407,000	2,020,000
Chevron and subsidiaries	1,287,000	1,309,000	1,281,000

	$19,976,000	$35,627,000	$35,958,000

       The Partnership purchases gas under long-term agreements from related parties. In addition, the Partnership has related party operating agreements as follows:

Construction, Operating and Other Costs

       Edison, Equilon and Chevron as well as their affiliates and subsidiaries are reimbursed for design, construction, operation and other costs incurred on behalf of the Partnership.

Land Lease

       The Partnership entered into a 20-year land lease with Chevron on January 3, 1991, which has been assigned to Equilon. Costs incurred under the land lease for 2004, 2003 and 2002 were nominal.

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

Related Parties Payables

       The related parties payables balances consist of the following:

	2004	2003
Equilon and subsidiaries	$2,044,000	$2,518,000
Chevron and subsidiaries	1,030,000	222,000
TM Star	—	1,827,000

Total related parties payables	$3,074,000	$4,567,000

8.    Commitments and Contingencies

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

       The Phase I and II agreements contain termination clauses which, upon the occurrence of certain events, could result in the Partnership paying a termination amount, as defined in the agreements to Puget Sound Energy. If an event of termination occurred as of December 31, 2004, the Partnership would be liable for approximately $118 million. Edison and Chevron have jointly and severally guaranteed the repayment of this amount. Management has no reason to believe that the project will either terminate its performance or reduce its electric power producing capability during the term of the power contract in a manner which would result in the payment of a termination amount.

Report of Independent Auditors

        To the Board of Directors and shareholders of
EcoEléctrica Holdings, Ltd. and Subsidiaries

       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of EcoEléctrica Holdings, Ltd. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Juan, Puerto Rico February 4, 2005

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$23,378	$17,717
Current portion of restricted cash	21,044	14,201
Receivables
Trade	78,825	63,661
Insurance claims	2,945	3,328
Other	5	1,210
Note from Puerto Rico Electric Power Authority	—	5,000
Inventories	38,283	37,323
Prepaid expenses	5,858	3,060

Total current assets	170,338	145,500

Noncurrent Assets
Restricted cash	7,399	7,830
Investments, at lower of cost or market	725	—
Property, plant and equipment, net	625,943	640,219
Debt issue costs, net	13,957	15,765
Deferred tax asset	3,635	4,295

Total noncurrent assets	651,659	668,109

Total assets	$821,997	$813,609

Liabilities and Stockholders' Equity
Current liabilities
Working capital facility	$30,000	$—
Current portion of loans payable	22,632	20,527
Accounts payable and accrued liabilities	21,775	19,589
Fair value of interest rate swap agreements	14,444	21,712

Total current liabilities	88,851	61,828

Long-term liabilities
Working capital facilities	—	30,000
Loans payable	532,230	554,863
Deferred tax liability	7,480	3,808
Subordinated notes and accrued interest payable to affiliates	49,450	60,585
Fair value of interest rate swap agreements	37,486	39,642

	626,646	688,898

Total liabilities	715,497	750,726

Commitments and contingencies (Note 17)
Stockholders' equity
Common stock, Class A, $.01 par value, 500,000 shares authorized, 100 shares issued and outstanding	—	—
Common stock, Class B, $.01 par value, 500,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	67,000	67,000
Accumulated other comprehensive loss, net of deferred income tax of $3,635 and $4,295 in 2004 and 2003, respectively	(48,295)	(57,059)
Retained earnings	87,795	52,942

Total stockholders' equity	106,500	62,883

Total liabilities and stockholders' equity	$821,997	$813,609

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Revenues	$289,497	$232,979	$242,201

Costs and operating expenses
Liquefied petroleum gas (LPG)	50	209	24
Liquefied natural gas (LNG)	124,352	102,719	115,135
Fuel oil No. 2	10	154	260
Depreciation and amortization	29,148	32,993	31,952
Salaries and related benefits	6,173	5,764	5,388
Technical and professional support	7,534	5,993	8,243
Repairs and maintenance	1,679	3,541	2,958
Utilities and communication	895	985	1,666
Insurance	8,123	9,876	5,573
Operations, maintenance and fuel management	1,375	1,520	1,201
Taxes other than income	3,371	3,084	3,125
LPG storage and service	704	702	817
Administrative services	813	905	876
Other operating expenses	4,916	3,322	3,978

	189,143	171,767	181,196

Operating income	100,354	61,212	61,005

Other (income) expense
Interest expense	45,529	47,042	49,351
Interest income	(309)	(312)	(582)
Other	1,609	(4,535)	391

	46,829	42,195	49,160

Income before income tax provision	53,525	19,017	11,845
Deferred income tax provision	(3,672)	(1,452)	(1,209)

Net income	$49,853	$17,565	$10,636

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Net income	$49,853	$17,565	$10,636

Other comprehensive loss
Unrealized gain (loss) on interest rate swap agreements, net of deferred income tax of $3,635 in 2004 and $4,295 in 2003, respectively	30,847	42,522	(65,517)
Reclassification adjustment for losses included in net income interest rate swaps	(22,083)	(23,802)	19,797

	8,764	18,720	(45,720)

Comprehensive income (loss)	$58,617	$36,285	$(35,084)

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock Class A		Common Stock Class B
					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount	Shares	Amount				Total
	(in thousands)
Balance at January 1, 2002 (unaudited)	100	$—	100	$—	$67,000	$24,741	$(30,059)	$61,682
Net income	—	—	—	—	—	10,636	—	10,636
Unrealized loss on interest rate protection agreements	—	—	—	—	—	—	(45,720)	(45,720)

Balance at December 31, 2002	100	—	100	—	67,000	35,377	(75,779)	26,598
Net income	—	—	—	—	—	17,565	—	17,565
Unrealized gain on interest rate protection agreements, net of tax of $4,295	—	—	—	—	—	—	18,720	18,720

Balance at December 31, 2003	100	—	100	—	67,000	52,942	(57,059)	62,883
Net income	—	—	—	—	—	49,853	—	49,853
Dividends	—	—	—	—	—	(15,000)	—	(15,000)
Unrealized gain on interest rate protection agreements, net of tax of $3,835	—	—	—	—	—	—	8,764	8,764

Balance at December 31, 2004	100	$—	100	$—	$67,000	$87,795	$(48,295)	$106,500

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Cash flows from operating activities
Net income	$49,853	$17,565	$10,636

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,148	32,993	31,952
Dividends received in stock	(725)	—	—
Deferred income tax provision	3,672	1,452	1,209
Loss on disposal of fixed assets	—	12	—
Changes in operating assets and liabilities that increase (decrease) cash:
Receivables	(13,622)	(11,905)	4,458
Inventories	(960)	4,603	(13,421)
Prepaid expenses	(2,752)	(1,347)	(1,132)
Accounts payable and accrued liabilities	(5,314)	5,274	(14,954)
Subordinated accrued interest payable	(11,135)	6,756	886

Total adjustments	(1,688)	37,838	8,998

Net cash provided by operating activities	48,165	55,403	19,634

Cash flows from investing activities
Capital expenditures	(13,064)	(23,257)	(6,901)
Collection of notes receivable	5,000	—	—
Decrease in restricted cash	(6,412)	(5,762)	(8,561)
Proceeds from sale of fixed assets	—	3	—

Net cash used in investing activities	(14,476)	(29,016)	(15,462)

Cash flows financing activities
Payments of principal on loans payable	(20,528)	(18,695)	(8,915)
Dividends paid	(7,500)	—	—
Payments of subordinated debt	—	—	(2,128)

Net cash used in financing activities	(28,028)	(18,695)	(11,043)

Net increase (decrease) in cash and cash equivalents	5,661	7,692	(6,871)
Cash and cash equivalents, beginning of the year	17,717	10,025	16,896

Cash and cash equivalents, end of the year	$23,378	$17,717	$10,025

Supplemental cash flow information
Interest paid	$56,616	$40,221	$48,477

Income tax paid	$—	$—	$—

Dividends declared not paid	$7,500	$—	$—

The accompanying notes are an integral part of these financial statements.

ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1.     Organization

       EcoEléctrica Holdings, Ltd. ("Holdings" or "the Company"), a Cayman Islands company, is the 99% limited partner of EcoEléctrica, L.P. (the "Partnership") and owns 100% of EcoEléctrica, Ltd., also a Cayman Islands company, which is the 1% general partner of EcoEléctrica Holdings, Ltd. which is 50% owned by IPM del Caribe, a wholly owned subsidiary of Ponoma Holdings Limited, a Cyprus Corporation, which is in turn owned by IPM Eagle LLP, a joint venture 70% owned by International Power and 30% owned by Mitsui Co., and 50% owned by Buenergía Gas & Power Ltd. ("Buenergía"), a Cayman Islands company limited by shares, which in turn is wholly-owned by Invergas Puerto Rico, S.A., a subsidiary of Gas Natural SDG, S.A. ("GN").

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

       On December 16, 2004 International Power (IPM) purchased Edison Mission Energy's (EME's) participation in EcoEléctrica, Holdings, Ltd. through the acquisition of EME's international general portfolio in a 70:30 partnership with Mitsui & Co., Ltd. of Japan for approximately $2.0 billion.

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

Statement of Cash Flows

       For the purpose of reporting cash flows, Holdings and its consolidated subsidiaries consider all unrestricted highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

       Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Debt Issue Costs

       The Partnership capitalized the costs incurred in connection with the issuance of debt. The capitalized debt issue costs are amortized over the term of the related debt.

Property, Plant and Equipment

       Property, plant and equipment are carried at cost (including capitalized interest) less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets. Major maintenance expenditures (overhauls) are capitalized and depreciated using the defer and amortize method over their estimated useful lives (the period of time from the initial overhaul to the next overhaul of the same nature, generally 1.5 to 6 years) while regular maintenance is expensed as incurred. When property is retired or sold, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Impairment of Long-Lived Assets

       Holdings and its consolidated subsidiaries evaluate their long-lived assets considering continued operating losses or significant and long-term changes in industry or operating conditions as the primary indicators of potential impairment. An impairment is recognized when the future undiscounted cash flows of each asset is estimated to be insufficient to recover its carrying value. If such carrying value is not recoverable, the asset is written down to estimated fair value. Considerable management judgment is necessary to estimate future cash flows, accordingly, actual results could vary significantly from such estimates, requiring periodic revaluation based on current events or changes in circumstances. Based on these evaluations, there were no impairment adjustments to the carrying values of assets during 2004, 2003 and 2002.

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

Recently Issued Accounting Pronouncements and Interpretations

SFAS No. 123-R "Share-Based Payments"

       In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payments." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the "intrinsic value" method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS No. 123-R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS No. 123-R. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is currently evaluating the effect of adoption of SFAS No. 123-R, but does not expect the adoption to have a material effect on Holding's financial condition, results of operations or cash flows.

SFAS No. 153 "Exchanges of Nonmonetary Assets"

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity's future cash flows are expected to significantly change if either of the following criteria is met: a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred. b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on Holding's financial condition, results of operations, or cash flows.

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

       The PPA requires that the Partnership maintains a minimum working capital of $20 million by the end of the third year after the COD and thereafter. A portion of the minimum working capital requirement should be in cash deposited in a financial institution. The cash deposit should be reduced by any amount properly invoiced to PREPA under this agreement and not paid when due. As of December 31, 2004, amounts owed by PREPA to the Partnership exceed the cash deposit requirements.

       Total revenues are presented net of the provision for doubtful accounts provided based on management's estimate of realizability. The basis for this provision is further explained in Note 4.

       Energy and capacity revenues under the PPA for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Energy	$139,689	$107,412	$116,500
Capacity	152,845	127,306	127,932
Provision for doubtful accounts	(3,037)	(1,739)	(2,231)

	$289,497	$232,979	$242,201

Administrative Services Agreement

       The Partnership entered into an Administrative Services Agreement as of October 31, 1997, with EME (Administrative Manager), to provide administrative and other support services in connection with the financing, construction and operation of the Plant.

       The Partnership agreed to pay the Administrative Manager all the reimbursable costs incurred plus $42,000 per month (escalating from January 1, 1997, in accordance with the Puerto Rico Consumer Price Index (CPI)) during the operating period. The Partnership incurred charges under this agreement of $916,000, $905,000 and $876,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

       The Partnership agreed to pay the OMF Manager certain reimbursable costs, and monthly operating and fuel management fees of $42,000 and $29,000, respectively, (escalating from January 1, 1997, in accordance with the Puerto Rico CPI) during the operating period. The Partnership incurred charges under this agreement of approximately $1,494,000, $1,520,000 and $1,201,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

LPG Storage and Service Agreement

       The Partnership entered into an LPG Storage and Service Agreement (the Agreement) dated as of October 31, 1997, with the ProCaribe Division of the Protane Corporation (ProCaribe), an indirect wholly-owned subsidiary of Enron. Under the Agreement, ProCaribe will act as a terminal operator mainly providing LPG unloading, storage and redelivery services to the Partnership. The Agreement, which term extends through December 31, 2020, sets forth an annual compensation for ProCaribe's services comprised of a base annual fee of $75,000, payable on a monthly basis, and reimbursable incremental costs, as defined in the Agreement. The base annual fee of $75,000 will be adjusted each January 1, according to the increase in the Puerto Rico CPI as compared to the January 1, 1997 index. ProCaribe provided services and charged reimbursable incremental costs to the Partnership under the Agreement amounting to approximately $704,000, $702,000 and $817,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

       In addition, the Agreement provides for the borrowing and lending of LPG to each other. There were no LPG borrowings during 2004 and 2003. During 2002 ProCaribe purchased LPG from the Partnership for approximately $118,800. In September 2003, the assets of ProCaribe were acquired by Terminal Acquisition Company (TAC), a subsidiary of Empire Gas Company, a Puerto Rico Corporation. As result of the acquisition TAC assumed the obligations under the LPG Storage and Services Agreement.

LNG Supply Agreement

       The Partnership entered into an LNG supply agreement with Tractebel LNG North America, LLC (Tractebel), formerly CABOT LNG Corporation, whereby the Partnership is committed to purchase and Tractebel committed to supply, an annual supply of LNG, as stipulated in the agreement, until September 2019. Charges under this agreement include a commodity charge on LNG supplied based on NYMEX and the Puerto Rico CPI, and availability demand charges regardless of actual LNG deliveries. Commodity and demand charges from Tractebel for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Commodity	$102,311	$79,267	$89,589
Demand	22,041	23,452	25,546

	$124,352	$102,719	$115,135

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

Depository Agreement

       On October 31, 1997, the Partnership entered into a depository and disbursement agreement (the Depository Agreement) with a financial institution as collateral and depository agent, whereby the depository agent will hold and administer monies deposited in the various accounts established at the financial institution as depository bank pursuant to the Depository Agreement. As part of the Depository Agreement, besides the cash accounts, the following cash reserves are required: an interest reserve, a principal reserve, a major maintenance reserve, a construction reserve, a distribution reserve, a collateral reserve, a guarantee reserve, an income tax reserve and a fuel supply interruption reserve. The amounts deposited in the interest reserve shall be applied to pay interest expenses. The principal reserve is a short-term reserve funded throughout each month of the quarter, to pay the corresponding principal installment due at the end of the quarter. The amount deposited in the Major maintenance reserve account shall be applied to pay for expenditures by the Partnership for regularly scheduled (or reasonably anticipated) major maintenance of the Plant. The amounts deposited in the subordinated indebtedness account shall be used for principal payments on the notes payable to GN and EME. The amounts deposited in the construction reserve shall be applied to completing certain construction punchlist items that were pending upon conversion of interim construction loans into term loans. The amounts deposited in the distribution reserve shall be used for payment of dividends to stockholders. The collateral reserve is a cash deposit reserve held as collateral for increases to the PREPA Operating Security Letter of Credit. The guarantee reserve is a cash deposit with a surety company as collateral for a bond in favor of PREPA that serve as a guarantee of a back feed power contract. The amounts deposited in the income tax reserve shall be applied to pay income tax. Amounts deposited in the fuel supply interruption reserve shall be used for payment of principal and interest on the debt in case there is a business interruption. The fuel supply interruption reserve should increase on a quarterly basis as established in the Credit Agreement (Note 10).

       Effective September 2003, the Lenders agreed that a cash reserve for income tax payments was not necessary until actual income tax payments are made. The Partnership agreed to convert the income tax reserve to an insurance reserve. The insurance reserve is for $3 million and should be used by the Partnership to cover the costs of uninsured events related to damages to the combustion turbines caused by transition pieces. This insurance reserve was reduced to $500,000 after the Operations, Plant and Service Agreement was signed on February 25, 2004.

       As of December 31, 2004 and 2003 the balances of the reserves were as follows (in thousands):

	2004	2003
Current portion
Interest reserve	$24	$34
Principal reserve	6	2
Major maintenance reserve	8,017	599
Construction reserve	—	—
Distribution reserve	7,632	2
Subordinared indebtness	19	9,525
Collateral reserve	4,763	3,480
Guarantee reserve	583	559

	$21,044	$14,201

Non-current portion
Insurance reserve	$4	$3,006
Fuel management reserve	7,395	4,824

	$7,399	$7,830

Operations, Plant and Service Agreement

       On February 25, 2004, an Operations, Plant and Service Agreement was signed with Siemens Westinghouse that provide for discounted pricing on new components (28%), shop repair services (10%) and outage services (5%). The agreement is for 14 years and provides certain annual incentives to Siemens Westinghouse if the minimum contracted availability is met. As of December 31, 2004, $333,333 has been provided for incentives earned by Siemens Westinghouse for the year 2004.

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

       As of December 31, 2004 and 2003, the Partnership had outstanding interest rate swap agreements, with notional amounts of approximately $435,004,000 and $450,400,000, respectively. The weighted average rate paid and received on these agreements was 6.383% and 1.45693% in 2004 and 6.383% and 1.23237% in 2003. The net interest rate differentials paid, recorded as adjustments to interest expense, amounted to approximately $22,083,000 for the year ended December 31, 2004 and approximately $23,802,000 for the year ended December 31, 2003. No hedge ineffectiveness has been recognized because this hedge is deemed to be 100% effective.

       At December 31, 2004 and 2003, the Interest Rate Protection Agreements mature as follows:

			Notional Amount
Counterparty
	Date	Maturity	2004	2003
			(million)
ABN AMRO	10/2/2000	12/15/2017	$45,797	$45,797
ABN AMRO	12/29/2000	3/31/2016	181,134	190,666
Banque Paribas	12/15/1999	12/17/2017	177,103	186,997
Banque Paribas	10/2/2000	12/15/2017	26,940	26,940

       The fair value of the swap agreements liability at December 31, 2004 and 2003 was $51,930,000 and $61,354,000, respectively. As of December 31, 2004, the loss deferred in accumulated other comprehensive income expected to be reclassified to income within the next year amounts to $14,444,000.

4.     Accounts Receivable

       Accounts Receivable include amounts past due from PREPA that started to accumulate since the beginning of commercial operations and continue to increase as monthly withholdings continue to be made. There are various reasons for the withholdings by PREPA, which are rooted in the interpretation of various contract provisions. The largest amount withheld relates to the interpretation of a base value in the Energy Payment formula. Management has been working with PREPA since the withholdings began, to achieve a successful resolution of these disputes, but no agreement has been reached. As of December 31, 2004 and 2003, $39,412,000 and $28,257,000 of the amounts billed to PREPA were under dispute. The Company has deferred recognition of revenue on $10,429,000 (2003—$7,392,000) based on management's estimate of realizability.

5.     Insurance Claims Receivable

       During 2002, the Partnership suffered losses due to several mechanical failures on its combustion turbines. The Partnership filed claims related to year 2002 under the property damage policy. One of the claims was related to failures in the combustion turbine stator and transition pieces of turbine #2, for which a claim of approximately $1,764,000 was recorded as of December 31, 2003. A second claim was filed due to failures in the combustion turbine transition pieces of turbine #1 for approximately $1,916,000. As of December 31, 2004, $735,000 had been collected on these claims. These claims have been settled with the insurance company for the amount recorded.

6.     Note and Interest Receivable from PREPA

       In December 1997, the Partnership made a $5,000,000 loan to PREPA (the PREPA Loan). This loan matured and was repaid on November 3, 2004. Interest was payable at LIBOR minus 3% and paid annually. No interest income was earned in 2004 and 2003, due to the fact that the 3% exceeded the LIBOR rate.

7.     Inventories

       As of December 31, 2004 and 2003, inventories consist of the following (in thousands):

	2004	2003
Liquefied natural gas (LNG)	$16,332	$11,838
Liquefied petroleum gas (LPG)	2,520	2,570
Fuel oil No. 2	3,842	3,852
Spare parts and supplies	15,589	19,063

	$38,283	$37,323

8.     Property, Plant and Equipment

       As of December 31, property, plant and equipment consist of the following:

	Estimated Useful Lives (in years)	2004	2003
		(in thousands)
Machinery and equipment	35	$447,175	$447,846
LNG and LPG facilities and equipment	22 - 50	208,953	209,264
Buildings	30	19,184	18,556
Major maintenance expenditures	1 - 6	46,603	51,649
Fuel oil facilities	50	2,941	2,945
Furniture and fixtures	10	915	557
Leasehold improvements	4	29	28
Vehicles and equipment	3	252	246

		726,052	731,091
Less: Accumulated depreciation and amortization		(107,196)	(97,215)

		618,856	633,876
Land and land improvements		5,350	5,350
Construction in progress		1,737	993

		$625,943	$640,219

       Major maintenance expeditures are comprised of machinery and equipment.

9.     Working Capital Facilities

       Draws on the Working Capital facility of $30,000,000 are subject to a borrowing base tied to the fuel inventory and receivables from PREPA. Also up to $8,000,000 can be drawn and held in a segregated sub-account subject to a lenders' lien to satisfy certain liquidity requirements in the PPA. The Working Capital facilities have an annual, five consecutive day clean-up feature, for amounts not considered current asset loans, as defined. This clean-up feature does not apply to the $8,000,000. To the extent that the Working Capital facilities are not refinanced or extended at its initial maturity date, the $8,000,000 of Working Capital loans drawn to satisfy the PPA liquidity requirements may be amortized along with the Tranche A loans on a pro rata basis (see Note 10). The $30,000,000 Working Capital facilities mature on June 15, 2005, has a commitment fee of .375%, and bears interest at LIBOR (2.56% and 1.8125%, at December 31, 2004 and 2003, respectively) plus 1.125%.

10.   Loans Payable

       In December 1997, the Partnership obtained a construction/term loan facility of approximately $614,000,000. As of December 31, loans payable is comprised of the following (in thousands):

	Maturity	Commitment Fee	Interest Rate Over LIBOR		2004	2003
Term loans:
Tranche A Loan	June 15, 2016	0.375%	Construction	1.125%	$447,102	$467,630
Tranche B Loan	June 15, 2018	0.375%	Years 1-5	1.375%	107,760	107,760
			Years 6-10	1.750%
			Years 11-16	2.000%
			Years 16-18	2.500%
Total loans payable					554,862	575,390
Less—Current portion					22,632	20,527

					$532,230	$554,863

       Future maturities of long-term debt are as follows:

Year	(In thousands)
2005	$22,632
2006	24,911
2007	27,362
2008	30,160
2009	33,132
Thereafter	416,665

$554,862

       The construction loans were due 18 months after the Phase I Basic Term-Out date of June 15, 2000. The Phase I and II construction loans were converted to term loans on September 20, 2001. Quarterly amortization payments for Tranche A commenced in September 2002 and will commence for Tranche B in the first quarter of the 17th year, after the Basic Term-Out date. The balance on the loan facility is collateralized by the Partnership's assets and bears interest at LIBOR (2.56% at December 31, 2004) plus 1.250% and 1.375%, on Tranche A and Tranche B, respectively, payable quarterly.

11.   Subordinated Notes and Accrued Interest Payable—EME and GN

       EME and Enron Development Corp. (EDC), an indirect wholly-owned subsidiary of Enron, and certain of their affiliates incurred costs on behalf of the Partnership during the construction phase. These costs were recorded as part of Property, plant and equipment with corresponding amounts recorded as Subordinated notes and related Accrued interest payable to EME and EDC. The note payable to EDC was transferred to GN as part of the acquisition of the Enron participation in Buenergía.

       As of December 31, 2004 and 2003 outstanding principal and interests were as follows (in thousands):

	2004	2003
Subordinated notes payable—International Power	$20,000	$20,000
Subordinated notes payable—Gas Natural SDG, S.A.	12,000	12,000
Subordinated accrued interest payable—International Power	14,000	18,531
Subordinated accrued interest payable—Gas Natural SDG, S.A.	3,450	10,054

Total subordinated notes and accrued interest	$49,450	$60,585

       The notes bear interest at the lesser of 12 percent compounded quarterly or the maximum non-usurious rate of interest under New York law. These amounts are subordinated to any amounts due under the Credit Facilities and can only be paid out of cash otherwise available for distribution to the partners. In November 8, 2002, $8,000,000 (including interest of $5,872,000) was paid to EME and EDC. In February 13, 2004 and August 26, 2004 $11,500,000 and $5,750,000 (representing 100% interests), respectively, were paid to EME and GN.

12.   Debt Service Reserve Loan Facility

       The Partnership also obtained a $19 million Debt Service Reserve Loan Facility which acts as an alternative to a funded debt service reserve and is available to fund debt service shortfalls. In the event that debt service coverage ratios in any one of the three years prior to the maturity of the Debt Service Reserve Loan Facility are less than 1.4, the facility will be fully drawn and deposited into a Debt Service Reserve Account, with the reimbursement obligation amortized on a pro rata basis with the Tranche A facility. Otherwise, any draws on the Debt Service Reserve Account will be replenished by all excess cash flow after debt service. The Debt Service Reserve Loan Facility matures 10 years after the completion of construction, has a commitment fee of 0.375%, bears interest at LIBOR plus 2.125% during years 1-5 and LIBOR plus 2.35% during years 6-10. As of December 31, 2004 and 2003, no amounts have been drawn under this facility.

13.   PREPA Letter of Credit Facility

       Pursuant to the terms of the PPA, the Partnership has provided an operating security instrument in the form of a standby letter of credit from a financial institution. The facility may be drawn upon only if the Plant causes a breach under the PPA, up to a maximum of approximately $15,210,000. PREPA's ability to draw on the facility will be reduced by amounts outstanding under the PREPA Loan (see Note 6). The operating security was issued when the Plant commenced commercial operations and will mature on December 15, 2007. The obligation with PREPA to replenish any amount drawn on the facility is due within 90 days. The obligation with the financial institution for any amounts drawn on the facility prior to the first principal payment of the Tranche A Loan is to repay in the same proportion and during the same periods as provided for in the Tranche A Loan amortization schedule. The obligation with the financial institution for any amounts drawn after the first principal payment date of the Tranche A Loan is to repay based on the remaining principal payment dates with the amortization percentage increased, on a pro rata basis, by the percentage attributable to each prior principal payment date. The facility has a commitment fee of 0.375% and bears interest at LIBOR plus 1.125% during years 1-5 of operations and LIBOR plus 1.375% during years 6-10 of operations. As of December 31, 2004 and 2003, no amounts were outstanding under this facility.

       The Partnership is also required, pursuant to the terms of the PPA, to increase the letter of credit at a compound annual escalation rate of 7% throughout the remainder of the facility. However, as long as the Partnership achieves certain goals, no further escalation shall apply. As of December 31, 2004 and 2003, the letter of credit issued has been escalated to approximately $19,937,000 and $13,569,000 (net of the $5 million note receivable from PREPA in 2003), for which $4,731,000 and $3,359,000 was posted as cash collateral which is presented, including interest, as non-current Restricted cash in the accompanying balance sheet at December 31, 2004 and 2003.

14.   Fuel Performance Letter of Credit Facility

       Pursuant to the terms of the LNG Sales Contract entered into between Tractebel and the Partnership, the Partnership is required to purchase certain fuel requirements of the Plant from Tractebel. The Partnership, as required, has provided a standby letter of credit from a financial institution to Tractebel. The $30 million facility will mature December 15, 2007, has a commitment fee of 0.375%, bears interest at LIBOR plus 1.125% during years 1-5 of operations and LIBOR plus 1.375% during years 6-8 of operations. This facility will be used to secure the Partnership's ongoing liabilities to Tractebel in connection with periodic LNG purchases. As fuel expenses are the first expenses paid out of the Plant's operating account, the facility is not expected to be drawn. However, if drawn, reimbursement obligations will be due within 5 days and will be paid out of the operating account in the same priority order as fuel expenses. As of December 31, 2004 and 2003, no amounts have been drawn under this facility.

15.   Income Tax

       The Partnership is partially exempt from Puerto Rico income and property taxes under the provisions of the Puerto Rico Industrial Incentives Act of 1987, as amended. This exemption grant is effective for the twenty taxable years succeeding the year of commencement of commercial operations, and provides for a 7% flat rate for income tax and a 90% exemption from property taxes. Pursuant to the grant's provisions, the Partnership shall have the option to deduct the total costs incurred after January 1, 1998 in the purchase, acquisition, construction, and/or installation of facilities to be utilized in the cogeneration plant in the taxable year that the cost is incurred. The excess of this deduction over the Partnership's industrial development income (IDI) subject to the 7% tax rate for the taxable year in which the costs were incurred may be carried forward to offset such IDI in subsequent taxable years, until exhausted. As a result of this deduction, the Partnership's did not incur in a current income tax liability in 2004 and 2003. A deferred tax liability has been recognized for this deduction.

       The Partnership's effective tax rate differs from the applicable Puerto Rico statutory income tax rate due to the following (in thousands):

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Income tax provision at the statutory rate of 39%	$20,875	39.0	$7,417	39.0	$4,620	39.0
Exemption on industrial development income	(17,128)	(32.0)	(6,087)	(32.0)	(3,790)	(32.0)
Other	(75)	(0.1)	122	0.6	379	3.2

Income tax provision	$3,672	6.9	$1,452	7.6	$1,209	10.2

       The components of deferred income tax liabilities or assets as of December 31 are as follows (in thousands):

	2004	2003
Deferred tax assets (liabilities)
Construction and installation costs	$(8,087)	$(4,328)
Allowance for doubtful accounts	607	520

Net deferred tax liability	$(7,480)	$(3,808)

       The deferred tax asset of $3,635,000 and $4,295,000 at December 31, 2004 and 2003 relates exclusively to unrealized losses on interest rate swaps agreements included in accumulated other comprehensive loss.

16.   Savings Plan

       Effective January 1, 1999, the Partnership established a savings plan for all eligible non-union employees of the Partnership. Participants may contribute from 1% to 10% of their annual pre-tax compensation up to a maximum of $8,000. The Partnership's matching contribution is 50% of the first 6% of a participant's annual contribution. Effective January 1, 2002, the Partnership agreed with the United Steel Workers of America to establish a savings plan for all eligible union employees with substantially the same provisions as the non-union plan. The Partnership's contribution to these plans during 2004, 2003 and 2002 amounted to approximately $88,000, $71,000 and $54,000, respectively, which is expensed as salaries and related benefits.

17.   Commitments and Contingencies

       In addition to the commitments and contingencies disclosed in the other notes to the accompanying financial statements, following are some related to leases and to legal and administrative procedures.

Leases

       The Partnership leases its administrative office facilities under an operating lease agreement expiring in August 2006. During 2004, 2003 and 2002 rental expense was approximately $123,000, including basic rent plus a proportionate share of taxes, operating and maintenance expenses.

       Future minimum annual lease payments are as follows (in thousands):

Year	Amount
2005	80
2006	54

$134

Contingencies

       The Partnership is involved in various legal and administrative actions, generally related to its operations. Management believes that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Partnership.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION ENERGY HOLDING COMPANY (REGISTRANT)
By:	/S/ KEVIN M. SMITH Kevin M. Smith Senior Vice President and Chief Financial Officer
Date:	March 14, 2005

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS R. MCDANIEL
Thomas R. McDaniel	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005
/S/ MARK C. CLARKE
Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 14, 2005
/S/ JOHN E. BRYSON
John E. Bryson	Director and Chairman of the Board	March 14, 2005
/S/ BRYANT C. DANNER
Bryant C. Danner	Director	March 14, 2005

SCHEDULE I

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT(1)
Condensed Balance Sheets
(In millions)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$2	$150
Affiliate receivables	348	4

Total current assets	350	154
Investments in subsidiaries	1,558	(783)
Investment in discontinued operations	106	2,686
Other long-term assets	16	27

Total Assets	$2,030	$2,084

Liabilities and Shareholder's Equity
Accounts payable and accrued liabilities	$58	$60
Liabilities under price risk management and energy trading	—	5
Current portion of long-term obligations	285	—

Total current liabilities	343	65
Long-term obligations	787	1,166
Deferred taxes and other	5	4

Total Liabilities	1,135	1,235
Common Shareholder's Equity	895	849

Total Liabilities and Shareholder's Equity	$2,030	$2,084

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

SCHEDULE I

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT(1)
Condensed Statements of Income (Loss)
(In millions)

	Years Ended December 31,
	2004	2003	2002
Operating expenses	$(2)	$(2)	$—

Operating loss	(2)	(2)	—
Equity in income (loss) from continuing operations of subsidiaries	(568)	(104)	3
Equity in income from discontinued operations of subsidiaries	690	124	22
Interest expense and other	(157)	(158)	(152)

Loss before income taxes	(37)	(140)	(127)
Benefit for income taxes	(61)	(61)	(59)

Net income (loss)	$24	$(79)	$(68)

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

SCHEDULE I

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT(1)
Condensed Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2004	2003	2002
Net cash provided by (used in) operating activities	$(123)	$48	$93
Net cash provided by (used in) financing activities	(26)	—	1
Net cash provided by (used in) investing activities	1	15	(8)

Net increase (decrease) in cash and cash equivalents	(148)	63	86
Cash and cash equivalents at beginning of period	150	87	1

Cash and cash equivalents at end of period	$2	$150	$87

Other Cash Flow Data:
Cash dividends received from subsidiaries	$74	$—	$—

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

SCHEDULE II

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2004
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year Ended December 31, 2003
Allowance for doubtful accounts(1)	$8.9	$—	$—	$8.9	$—
Year Ended December 31, 2002
Allowance for doubtful accounts(1)	$9.4	$—	—	$0.5	$8.9

(1)
Excludes allowance for doubtful accounts of discontinued operations of $6.5 million and $4.2 million at December 31, 2003 and 2002, respectively.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  MANAGEMENT'S OVERVIEW, RISKS RELATED TO THE BUSINESS AND CRITICAL ACCOUNTING ESTIMATES
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In millions)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (In millions)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
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
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm
CALIFORNIA POWER GROUP COMBINED BALANCE SHEETS December 31, 2004 and 2003 (In thousands)
CALIFORNIA POWER GROUP COMBINED STATEMENTS OF COMPREHENSIVE INCOME Years Ended December 31, 2004, 2003 and 2002 (In thousands)
CALIFORNIA POWER GROUP COMBINED STATEMENTS OF CASH FLOWS Years Ended December 31, 2004, 2003 and 2002 (In thousands)
CALIFORNIA POWER GROUP COMBINED STATEMENTS OF CHANGES IN EQUITY Years Ended December 31, 2004, 2003 and 2002 (In thousands)
CALIFORNIA POWER GROUP NOTES TO COMBINED FINANCIAL STATEMENTS Years Ended December 31, 2004, 2003 and 2002
Report of Independent Auditors
WATSON COGENERATION COMPANY BALANCE SHEETS
WATSON COGENERATION COMPANY STATEMENTS OF INCOME
WATSON COGENERATION COMPANY STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
WATSON COGENERATION COMPANY STATEMENTS OF CASH FLOWS
WATSON COGENERATION COMPANY NOTES TO FINANCIAL STATEMENTS December 31, 2004
Report of Independent Registered Public Accounting Firm
MIDWAY-SUNSET COGENERATION COMPANY BALANCE SHEETS December 31, 2004 and 2003 (In thousands)
MIDWAY-SUNSET COGENERATION COMPANY STATEMENTS OF INCOME For the Years Ended December 31, 2004, 2003 and 2002 (In thousands)
MIDWAY-SUNSET COGENERATION COMPANY STATEMENTS OF PARTNERS' EQUITY December 31, 2004, 2003 and 2002 (In thousands)
MIDWAY-SUNSET COGENERATION COMPANY STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2004, 2003 and 2002 (In thousands)
MIDWAY-SUNSET COGENERATION COMPANY NOTES TO FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002
Report of Independent Registered Public Accounting Firm
MARCH POINT COGENERATION COMPANY BALANCE SHEETS December 31, 2004 and 2003
MARCH POINT COGENERATION COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME December 31, 2004, 2003 and 2002
MARCH POINT COGENERATION COMPANY STATEMENTS OF PARTNERS' EQUITY December 31, 2004, 2003 and 2002
MARCH POINT COGENERATION COMPANY STATEMENTS OF CASH FLOWS December 31, 2004, 2003 and 2002
MARCH POINT COGENERATION COMPANY NOTES TO FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002
Report of Independent Auditors
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2004, 2003 and 2002
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Years Ended December 31, 2004, 2003 and 2002
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2004, 2003 and 2002
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2004, 2003 and 2002
ECOELÉCTRICA HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002
SIGNATURES
  SCHEDULE I
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF PARENT(1) Condensed Balance Sheets (In millions)
  SCHEDULE I
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF PARENT(1) Condensed Statements of Income (Loss) (In millions)
  SCHEDULE I
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF PARENT(1) Condensed Statements of Cash Flows (In millions)
  SCHEDULE II
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In millions)