Form 10-K/A
period 2004-12-31
MISSION ENERGY HOLDING CO
filed 2005-03-29
CIK 1158323

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

EXPLANATORY NOTE

        The annual report on Form 10-K/A for the fiscal year ended December 31, 2004 is being filed to include in Part IV, Item 15, financial statements with respect to PT Paiton Energy, which were omitted from the annual report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

        This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

        The following item of the original filing is amended by this Amendment No. 1:

        Item 15. Exhibits and Financial Statement Schedules

        Unaffected items have not been repeated in this Amendment No. 1.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  (2) List of Financial Statement Schedules

    The following item is filed as a part of this report pursuant to Item 15(c) of Form 10-K:

Page
Investment in Unconsolidated Affiliates Financial Statements:
PT Paiton Energy Financial Statements as of December 31, 2004, 2003 and 2002	3
  (c)
  Financial Statement Schedules

        The financial statements with respect to PT Paiton Energy are being filed in this report pursuant to Rule 3-09 of Regulation S-X.

Independent Auditors' Report

To the Shareholders,
Board of Commissioners and Board of Directors of
PT Paiton Energy

        We have audited the accompanying balance sheet of PT Paiton Energy (the "Company") as of 31 December 2004, and the related statement of income, comprehensive income, changes in shareholders' equity, and cash flows the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PT Paiton Energy as of 31 December 2003 and for the years ended 31 December 2003 and 2002 were audited by an other independent auditor whose report dated 23 January 2004 expressed an unqualified opinion.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PT Paiton Energy as of 31 December 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

JAKARTA 15 March 2005
KAP Haryanto Sahari & Rekan (PricewaterhouseCoopers)

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

Siddharta Siddharta & Widjaja
Registered Public Accountants
License No. KEP-232/KM.6/2002

Drs. Istata T. Siddharta

Public Accountant License No. 98.1.0192

Jakarta, 23 January 2004.

PT PAITON ENERGY
BALANCE SHEETS
31 DECEMBER 2004 AND 2003
(In thousands of US Dollars, except per share amounts)

	Notes	2004	2003
CURRENT ASSETS
Cash and cash equivalents	2a,3	76,917	64,217
Restricted cash	9	32,512	27,358
Accounts receivable		92,385	81,860
Fuel inventory and supplies	2d,5	16,976	22,882
Prepayments and other		15,310	13,028
Deferred tax assets	2n,13	5,347	—

Total current assets		239,447	209,345

NON-CURRENT ASSETS
Plant and equipment, net	2e,6	1,828,783	1,870,750
Restricted cash	9	130,197	133,002
Long-term receivable	2l,4	443,962	447,378
Deferred charges, net	2g,7	235,791	242,341
Deferred financing costs, net	2h	11,016	13,407
Prepayments and other		2,219	2,917

Total non-current assets		2,651,968	2,709,795

TOTAL ASSETS		2,891,415	2,919,140

The accompanying notes form an integral part of these financial statements.

PT PAITON ENERGY
BALANCE SHEETS
31 DECEMBER 2004 AND 2003
(In thousands of US Dollars, except per share amounts)

	Notes	2004	2003
CURRENT LIABILITIES
Accounts payable to related parties		36,409	111,296
Taxes payable		10,239	6,368
Accrued finance costs		124,026	68,286
Other liabilities		21,347	19,438
Current maturities of long-term loans	2i,9,15	140,851	140,851
Current maturities of derivative financial instruments	2j,10	17,822	—

Total current liabilities		350,694	346,239

NON-CURRENT LIABILITIES
Deferred tax liability, net	2n,13	78,736	42,705
Long-term loans	2i,9,15	1,933,684	2,061,117
Provision for employee benefits	2m	955	—
Derivative financial instruments	2j,10	34,882	72,915

Total non-current liabilities		2,048,257	2,176,737

SHAREHOLDERS' EQUITY
Share capital — authorized, issued and fully paid 30,600 common shares with par value of US$10,000 per share	12	306,000	306,000
Share premium		7,000	7,000
Retained earnings		216,357	134,205
Accumulated other comprehensive loss	2k	(36,893)	(51,041)

Total shareholders' equity		492,464	396,164

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		2,891,415	2,919,140

The accompanying notes form an integral part of these financial statements.

PT PAITON ENERGY
STATEMENTS OF INCOME
FOR THE YEARS ENDED 31 DECEMBER 2004, 2003 AND 2002
(In thousands of US Dollars, except per share amounts)

	Notes	2004	2003	2002
Revenues:	2c
Net dependable capacity		365,237	371,353	359,757
Net electrical output		133,354	113,665	91,416

		498,591	485,018	451,173

Cost and expenses:
Fuel		(122,432)	(99,162)	(79,338)
Plant operations		(43,211)	(39,124)	(27,173)
Depreciation and amortization		(58,583)	(58,340)	(83,115)
General and administrative		(12,697)	(17,186)	(59,936)

		(236,923)	(213,812)	(249,562)

Operating income		261,668	271,206	201,611

Other income/(expenses):
Interest income		47,947	47,437	47,938
(Loss)/gain on foreign currency exchange		(1,606)	645	(2,158)
Interest expense and other financing costs		(190,463)	(193,857)	(154,607)
Other income		—	61	40

		(144,122)	(145,714)	(108,787)

Profit before income tax		117,546	125,492	92,824
Income tax expense	2n,13	(35,394)	(39,293)	(28,573)

Net income		82,152	86,199	64,251

Weighted-average shares of common stock outstanding		30,600	27,624	25,000
Basic earnings per share		2,685	3,120	2,570

The accompanying notes form an integral part of these financial statements.

PT PAITON ENERGY
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED 31 DECEMBER 2004, 2003 AND 2002
(In thousands of US Dollars)

	2004	2003	2002
Net income	82,152	86,199	64,251
Other comprehensive income/(loss), net of tax
Unrealized loss on derivative financial instruments, net of tax benefit of US$1,639, US$1,340 and US$15,421 for 2004, 2003 and 2002, respectively	(3,825)	(3,126)	(35,982)
Reclassification adjustment for losses included in net income, net of tax of US$7,702, US$8,954 and US$9,244 for 2004, 2003 and 2002, respectively	17,973	20,892	21,570

	14,148	17,766	(14,412)

Comprehensive income	96,300	103,965	49,839

The accompanying notes form an integral part of these financial statements.

PT PAITON ENERGY
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED 31 DECEMBER 2004, 2003 AND 2002
(In thousands of US Dollars)

	Shares capital	Share premium	Accumulated other comprehensive loss	Retained earnings/ (deficit)	Total shareholders' equity
Balance at 31 December 2001	306,000	7,000	(54,395)	(16,245)	242,360
Net income for the year	—	—	—	64,251	64,251
Other comprehensive loss	—	—	(14,412)	—	(14,412)

Balance at 31 December 2002	306,000	7,000	(68,807)	48,006	292,199
Net income for the year	—	—	—	86,199	86,199
Other comprehensive income	—	—	17,766	—	17,766

Balance at 31 December 2003	306,000	7,000	(51,041)	134,205	396,164
Net income for the year	—	—	—	82,152	82,152
Other comprehensive income	—	—	14,148	—	14,148

Balance at 31 December 2004	306,000	7,000	(36,893)	216,357	492,464

The accompanying notes form an integral part of these financial statements.

PT PAITON ENERGY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED 31 DECEMBER 2004, 2003 AND 2002
(In thousands of US Dollars)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	82,152	86,199	64,251
Adjustment to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	58,583	58,339	83,115
(Gain)/loss on retirement or disposal of plant and equipment	(41)	(26)	3,553
Provision for deferred income taxes	24,622	39,293	28,573
Provision for employee benefits	955	—	—
Amortization of deferred financing costs	2,391	—	—
Changes in assets and liabilities:
Accounts receivable	(7,109)	7,236	(53,940)
Fuel inventory and supplies	5,906	1,684	(16,123)
Prepayments and other	(1,584)	(2,048)	(618)
Taxes payable and other liabilities	5,780	(46,842)	32,705
Accounts payable to related parties	(74,887)	(68,947)	7,071
Accrued finance costs	69,157	45,457	(910)

Net cash flows provided by operating activities	165,925	120,345	147,677

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to restricted cash	(2,349)	(160,360)	—
Acquisition of plant and equipment	(10,764)	(3,837)	(2,046)
Proceeds from sale of plant and equipment	739	2,571	50

Net cash flows used in investing activities	(12,374)	(161,626)	(1,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term loans	(140,851)	(126,989)	(20,000)
Proceeds from subordinated loans	—	15,882	—
Repayment of subordinated loans	—	(8,790)	—
Payment of financing costs	—	(8,316)	—

Net cash flows used in financing activities	(140,851)	(128,213)	(20,000)

Net increase/(decrease) in cash and cash equivalents	12,700	(169,494)	125,681
Cash and cash equivalents at the beginning of the year	64,217	233,711	108,030

Cash and cash equivalents at the end of the year	76,917	64,217	233,711

Supplemental cash flow disclosures:
Cash paid for interest	113,682	135,963	155,517
Cash paid for income taxes	4,982	4,025	—
Conversion of accounts payable to related parties to long term loans	—	—	2,974

The accompanying notes form an integral part of these financial statements.

PT PAITON ENERGY
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2004, 2003 AND 2002
(In thousands of US Dollars, except per share amounts)

1.     General

        PT Paiton Energy (the "Company") is an Indonesian domiciled company located at Menara Batavia 8th floor, Jalan K.H. Mas Mansyur Kav.126, Jakarta, which was established within the framework of Foreign Capital Investment Laws No. 1 year 1967 as amended by Law No. 11 year 1970 based on deed of notary public Sutjipto SH No. 64 dated 11 February 1994 with the amendments effected by deed of the same notary public No. 56 dated 11 January 1995. These deeds were approved by the Minister of Justice under decision letter No. C2-1-682.HT.01.01.Th.95 dated 6 February 1995. The Company's Articles of Association were most recently amended by deed of the same notary public No. 50 dated 20 November 1998; this amendment changed the name of the Company and increased authorized capital. This deed was approved by the Minister of Justice under decision letter No. C-2340.HT.01.04.Th.99 dated 3 February 1999 and published in Supplement No. 4853 to State Gazette No. 64 dated 10 August 1999.

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

2.     Summary of Significant Accounting Policies

        Presented below are the significant accounting policies adopted in preparing the financial statements of the Company, which are in conformity with accounting principles generally accepted in the United States of America.

  a.
  Basis of preparation of the financial statements

          The financial statements have been prepared on the basis of historical costs.

          The statements of cash flows are prepared based on the indirect method by classifying cash flows on the basis of operating, investing and financing activities. For the purpose of the statements of cash flows, cash includes cash on hand, cash in banks and short-term investments with maturity of three months or less, net of overdrafts and excluding restricted cash.

          Figures in the financial statements are stated in thousands of US Dollars unless otherwise noted.

  b.
  Foreign currency transactions and balances

          The books and records of the Company are maintained in United States Dollars as permitted under the license granted by the Ministry of Finance of the Republic of Indonesia through letter No. KEP-194/PJ.42/1994 dated 29 September 1994 since a majority of the Company's cash flows, selling prices, expenses and financing are denominated in US Dollars.

          Transactions denominated in currencies other than US Dollars are converted into US Dollars at the exchange rate prevailing at the date of the transaction. At the balance sheet date, monetary assets and liabilities in currencies other than US Dollars are translated into US Dollars at the exchange rates prevailing at that date. Realized and unrealized gains and losses arising from exchange rate fluctuations are reflected in the statement of income.

  c.
  Revenue recognition

          Revenues in 2004 and 2003 were recognized upon the availability of net dependable capacity and the delivery of net electrical output to PT PLN (Persero) ("PLN"), the Indonesian Government-owned electric utility company, and recorded on the basis of prices determined under certain formula set forth in the PPA, as amended. PLN is obligated to pay for net dependable capacity based upon plant availability. PLN is obligated to pay for net electrical output as it is delivered.

          Revenue for the year ended 31 December 2002 represents the amounts billed to PLN under the Binding Term Sheet for energy delivered in 2001 and 2002, plus the recoverable value of arrearages relating to capacity charges and fixed operating costs under the PPA which therefore had not been fully paid by PLN.

  d.
  Fuel inventory

          Fuel inventory is valued at the lower of cost or net realizable value. Cost is determined based on the weighted-average method.

  e.
  Plant and equipment

          Plant and equipment are stated at cost, including interest on funds borrowed to finance construction of the Project, less accumulated depreciation.

          Depreciation is calculated on a straight-line basis over the following estimated useful life:

	2004 and 2003	2002
Plant assets and facilities	38 years	30 years
Furniture and equipment	4 years	4 years

          Effective 1 January 2003, the Company changed its accounting estimates relating to depreciation. The estimated useful life for plant assets and facilities were extended by eight years. The change was made as a result of the amendment of the PPA, the term for which was extended to 31 December 2040. The extension of the term of PPA, as amended, results in the Company being able to utilize the plant for an additional eight years. The Company believes that the plant assets and facilities have economic useful life greater than 38 years from 1 January 2003, based on the existing plant design. As a result of the changes in plant assets and facilities' useful life, depreciation expenses for the year 2003 decreased by US$21,788.

          Certain of the Company's plant assets and facilities require major maintenance on a periodic basis. These costs are expensed as incurred.

  f.
  Valuation of long-lived assets

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

  g.
  Deferred charges

          Costs incurred for the design, construction and installation of the Special Facilities in accordance with the terms of the PPA are deferred and amortized on a straight-line basis over 38 years in 2004 and 2003, and 30 years in 2002.

          Effective 1 January 2003, the Company changed its accounting estimates relating to amortization of the Special Facilities. The estimated useful lives for the Special Facilities were extended by eight years. The change was made as a result of the amendment of the PPA, the term for which was extended to 31 December 2040. The extension of the term of the PPA, as amended, results in the Company being able to utilize the Special Facilities for an additional eight years. As a result of the change, amortization expense for the year 2003 decreased by US$2,845.

  h.
  Deferred financing costs

          Costs incurred to obtain financing are deferred and amortized as an adjustment to interest expense on a basis which approximates the effective interest rate method over the terms of the relating financing agreements. Periodic commitment fees incurred subsequent to obtaining financing are recorded as interest expense.

  i.
  Debt restructuring

          In 2003, the Company restructured its senior debt facilities involving only the modification of terms. The restructured debt has been accounted for in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

  j.
  Derivatives

          The Company enters into interest rate swap agreement in its management of interest cost exposures. The interest rate swaps, which hedge interest rates on certain indebtedness, involve the exchange of floating rate for fixed rate interest payment obligations over the life of the agreements without the exchange of the underlying notional amounts. The Company is exposed to loss if one or more of the counter-parties defaults. Consequently, the Company's exposure to credit loss is significantly less than the contracted amount.

          On 1 January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS No. 133, as amended requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

          On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

  k.
  Comprehensive income

          Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. For the Company, other comprehensive income (loss) consists of changes in the fair market value of derivatives that qualify as cash flow hedges.

  l.
  Long-term receivable

          The Company applies Accounting Principles Board (APB) Opinion No. 21, "Interest on Receivables and Payables", to account for its receivable for the restructuring settlement payments from PLN. The Company has reflected the present value of the restructuring settlement payments. Amortization of the discount is reported as interest income in the statement of income.

  m.
  Provision for employee benefits

          Employee benefits related to retirement, severance, service compensation payments and other benefits are recognized when they accrue to the employee. The liabilities recognized in the financial statements are based on Manpower Law No. 13/2003.

          Current service cost is expensed in the current period. Past service cost, actuarial adjustments and the impact of changes in actuarial assumptions for existing employees are recognized as expense or income over the estimated service lives of the existing employees.

  n.
  Income tax expense

          Deferred taxes are provided based on the asset-liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is probable that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

  p.
  Newly issued and adopted accounting standards

          Effective 1 January 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon-settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this standard had no impact on the Company's financial statements.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after 15 May 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after 15 May 2002. The adoption of this standard had no effect on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires that liabilities for costs associated with exit or disposal activities initiated after 31 December 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The Company adopted this standard effective 1 January 2003. The adoption of this standard had no effect on the Company's financial statements.

          In December 2002, FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of FASB Statement No. 123, was issued. This Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company does not have stock-based compensation and therefore adoption of the standard had no effect on the Company's financial statements.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 are applied prospectively for contracts entered into or modified after 30 June 2003 and for hedging relationships designated after 30 June 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before 15 June 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on the Company's financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after 31 May 2003; otherwise, it is effective at the beginning of the first interim period beginning after 15 June 2003. The adoption of this standard had no impact on the Company's financial statements.

          In December 2003, SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. SFAS No.132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No.132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. For domestic plans, for all new provisions except for estimated future benefit payments disclosures, effective for fiscal years ending after December 15, 2003; for foreign plans and nonpublic entities, for all new provisions and for estimated future benefit payments disclosures for all entities, effective for fiscal years ending after June 15, 2004; and for interim-period disclosures, effective for quarters beginning after December 15, 2003.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantee issued or modified after 31 December 2002. The adoption of this standard had no impact on the Company's financial statements.

          In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 (revised) ("FIN 46R") replaces FASB Interpretation No. 46, "Consolidated of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after 31 December 2003. For variable interests in VIEs created before 1 January 2004, the Interpretation will be applied starting 1 January 2005. For any VIEs that must be consolidated under FIN 46R that were created before 1 January 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have material effect on the Company's financial statements.

3.     Cash and Cash Equivalents

	2004	2003
Cash on hand	4	4
Cash in banks	65,046	51,172
Call deposits	11,867	13,041

	76,917	64,217

4.     Long-term Receivable

        As discussed in Note 14a, the Company and PLN entered into the amendments to the PPA, which among other matters provides for restructuring settlement payments for the settlement of arrearages of amounts billed by the Company to PLN. The Company has reflected the present value of the restructuring settlement payments, based on a discount rate of 10%, as a long-term receivable totaling US$443,962 (net of current maturities of US$3,416) and US$447,378 (net of current maturities of US$3,092) at 31 December 2004 and 2003, respectively. The Company billed restructuring settlement payments aggregating US$48,000 in both 2004 and 2003. Interest income recognized on this long-term receivable totaled US$44,908 and US$45,200 in 2004 and 2003, respectively.

	2004	2003
Total restructuring settlement payments	1,296,000	1,344,000
Less: unamortized discount	(848,622)	(893,530)

Restructuring settlement receivable	447,378	450,470
Less: current maturities	(3,416)	(3,092)

Long-term receivable	443,962	447,378

5.     Fuel Inventory and Supplies

	2004	2003
Coal inventory	7,006	15,106
Fuel oil inventory	284	111
Supplies	9,686	7,665

	16,976	22,882

6.     Plant and Equipment

        Plant and equipment comprised of the following:

	2 0 0 4
	Beginning balance	Additions	Retirements and disposals	Ending balance
Cost
Plant assets and facilities	2,168,258	9,001	(776)	2,176,483
Furniture and equipment	8,951	1,763	(265)	10,449

	2,177,209	10,764	(1,041)	2,186,932

Accumulated depreciation
Plant assets and facilities	(300,035)	(50,591)	121	(350,505)
Furniture and equipment	(6,424)	(1,442)	222	(7,644)

	(306,459)	(52,033)	343	(358,149)

Net book value	1,870,750			1,828,783

	2 0 0 3
	Beginning balance	Additions	Retirements and disposals	Ending balance
Cost
Plant assets and facilities	2,168,798	2,334	(2,874)	2,168,258
Furniture and equipment	7,603	1,503	(155)	8,951

	2,176,401	3,837	(3,029)	2,177,209

Accumulated depreciation
Plant assets and facilities	(249,835)	(50,530)	330	(300,035)
Furniture and equipment	(5,318)	(1,260)	154	(6,424)

	(255,153)	(51,790)	484	(306,459)

Net book value	1,921,248			1,870,750

        Depreciation charged to operating expenses amounted to US$52,033, US$51,790 and US$73,721 in 2004, 2003 and 2002, respectively.

        Effective 1 January 2003, the Company changed its accounting estimates relating to depreciation of plant assets and facilities as disclosed in Note 2e.

        Substantially all of the Company's assets have been pledged as collateral for the repayment of long-term loans as disclosed in Note 9.

7.     Deferred Charges

	2004	2003
Special facilities costs deferred	281,814	281,814
Less: accumulated amortization	(46,023)	(39,473)

Net deferred charges	235,791	242,341

        Deferred charges represent costs incurred for the design, construction and installation of the Special Facilities in accordance with the terms of the PPA. The Special Facilities constitute electrical interconnection facilities at the Paiton Complex, the expansion of the Paiton Complex's water intake and discharge canals and site preparation work at the Paiton Complex. The Company had the care, custody and control, and bore the risk of loss with respect to the Special Facilities until they were accepted by PLN in 1999. The Special Facilities recorded in these financial statements are owned by PLN; however, the Company has the right to use the Special Facilities throughout the term of the PPA, as amended.

        Effective 1 January 2003, the Company changed its accounting estimates relating to amortization of the Special Facilities as disclosed in Note 2g. Amortization charged to operating expenses amounted to US$6,550, US$6,549 and US$9,394 in 2004, 2003 and 2002, respectively.

8.     Related Party Transactions

  a.
  Advanced costs

          Certain costs were incurred by related parties on behalf of, and charged to the Company. These costs aggregated approximately US$4,614, US$4,246 and US$3,813 in 2004, 2003 and 2002, respectively.

  b.
  Certain other transactions with related parties are also disclosed in Note 9 and Note 14.

9.     Long Term Loans

	2004	2003
Senior debt facilities
USEXIM facility—tranche A	310,010	339,265
USEXIM facility—tranche B	88,894	101,907
JBIC facility—tranche A	495,272	496,300
JBIC facility—tranche B	188,177	253,308
OPIC facility—tranche A	44,638	49,717
OPIC facility—tranche B	120,476	134,403

	1,247,467	1,374,900

Senior debt funding loan	180,000	180,000

Subordinated loans
Edison Mission Energy Asia Pte., Ltd.	176,004	176,004
Paiton Power Financing B.V.	143,018	143,018
Capital Indonesia Power I C.V.	54,978	54,978

	374,000	374,000

Series B subordinated loans
Edison Mission Energy Asia Pte., Ltd.	128,506	128,506
Paiton Power Financing B.V.	104,421	104,421
Capital Indonesia Power I C.V.	40,141	40,141

	273,068	273,068

Total	2,074,535	2,201,968
Current maturities of long-term loans	(140,851)	(140,851)

Non-current portion	1,933,684	2,061,117

Senior debt facilities

        On 14 February 2003, the Company entered into a certain second amended and restated common agreement (the "Common Agreement"), with the following lenders: The Export-Import Bank of the United States ("USEXIM"), Japan Bank for International Cooperation ("JBIC"), as successors in interest to the Export-Import Bank of Japan ("JEXIM") and Overseas Private Investment Corporation ("OPIC"), Wells Fargo Bank Minnesota, N.A. (as the Commercial Bank Tranche A Facility Agent and Indenture Trustee), ING Capital LLC (as the USEXIM Construction Facility Agent), JP Morgan Chase Bank (as the Trustee), Mizuho Corporate Bank, Ltd. (as the Collateral Agent) and JP Morgan Chase Bank (as Intercreditor Agent).

        The principal effect of the Common Agreement is to establish certain uniform terms which are applicable to all senior debt facilities provided such as funding, payments and prepayments, conditions precedent, representations and warranties, affirmative and negative covenants, and events of default. Separate financing agreements for the senior debt facilities have been entered into with each of the lenders who were to provide an aggregate of US$1,820,000. The senior debt facilities are comprised of variable-rate-based loans and fixed-rate-based loans. The Company has entered into interest rate swap agreements on a portion of its debt to reduce the impact of changes in interest rates on its floating rate long-term debt as disclosed in Note 10.

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

        Interest on loans is due on a quarterly basis, in arrears, and payments coincide with the scheduled principal payments dates. Repayment of the loan principal was originally due over a period of twelve years commencing from 1999. None of the scheduled repayments of principal totaling approximately US$453,761 as of 31 December 2002 were made during 1999, 2000 and 2001, and only US$20,000 was repaid in 2002.

        In response to PLN's failure to pay invoices submitted to it under the PPA (see Note 14a), on 15 October 1999, the Company entered into an Interim Arrangement Agreement (the "Interim Arrangement"), as amended on 30 December 2002 with the senior lenders. Under this agreement, the parties agreed to enter into certain waivers pursuant to the Financing Agreements, and amendments to the Common Agreement, in order to establish an interim arrangement under the Financing Agreements. These waivers included events of default that may exist solely as a result of the failure of the Company to repay principal amounts on the scheduled dates therefore which occur during the term of the Interim Arrangement. Interest and fees continued to be paid on a timely basis. This Interim Arrangement terminated on 13 February 2003, when the Company and all the lenders reached an agreement on restructuring the terms of the senior debt facilities as disclosed in Note 15.

        In addition, pursuant to the terms of section 8.3 of the Common Agreement, the lenders waived all defaults, Events of Default and Potential Events of Default existing under the Financing Documents as of 13 February 2003. No interest was incurred in 2003 and 2002.

        As discussed in Note 15, on 14 February 2003, the Company and its lenders executed the Second Amended and Restated Common Agreement. The terms and conditions of the Company's senior debt facilities pursuant to the provisions of the Second Amended Restated Common Agreement can be summarized as follows:

  a.
  USEXIM

	USEXIM A	USEXIM B
Principal outstanding	US$380,911	US$126,971
Period	15 February 2003 - 15 November 2013	15 February 2003 - 15 November 2011
Interest	Fixed rate 7.5% p.a.	Fixed rate 7.5% p.a.
  b.
  JBIC

	JBIC A	JBIC B
Principal outstanding	US$506,398	US$337,603
Period	15 February 2003 - 15 November 2013	15 February 2003 - 15 November 2011
Interest	LIBOR plus margin	LIBOR plus margin

  c.
  OPIC

	OPIC A	OPIC B
Principal outstanding	US$52,799	US$144,681
Period	15 February 2003 - 15 November 2013	15 February 2003 - 15 November 2013
Interest	Fixed rate 7.5% p.a.	Three-month Treasury Bill-based OPIC-guaranteed paper plus margin

        Pursuant to the debt restructuring, the Company is required to allocate funds into restricted bank accounts for which use is restricted. The accounts are restricted as to use for taxes, plant maintenance, debt service and settlement of fuel supply and EPC liabilities (the "Restructuring Settlements Account"). The balances of these respective accounts as of 31 December 2004 were as follows:

Tax payment account	52
Debt service account	31,328
Restructuring settlements account	1,132

Current	32,512

Major maintenance reserve account	6,810
Debt service reserve account	123,387

Non-current	130,197

Total	162,709

Senior debt funding loan

        On 28 March 1996, Paiton Energy Funding B.V., a Netherlands corporation (the "Issuer") issued US$180,000 of senior secured bonds (the "Bonds") to certain institutional investors. The net proceeds from the sale of the bonds were used by the Issuer to acquire certain senior indebtedness which consisted of loans made to the Company by various commercial banks and financial institutions under the Commercial Banks Facility—Tranche A in place as of 31 March 1996. Upon closing of the offering for the Bonds, such senior indebtedness was replaced by the Senior Debt Funding Loan and the payment terms and the interest rate which applied to such indebtedness were amended to contain terms which are identical to the Bonds. The Bonds bear interest at 9.34% per annum with interest payable on a quarterly basis commencing in May 1996. Principal payments on the Bonds commence in 2008, and the Bonds mature in 2014.

        The Company has unconditionally guaranteed the payment obligations of the Issuer in respect of the Bonds. The Senior Debt Funding Loan and the guarantee will be secured, on a pari passu basis with the other senior debt, by pledges of the Company's capital shares and liens on, and security interests in, substantially all of the assets of the Company. The maximum potential amount of undiscounted future payments that the Company could be required to make under the guarantee is US$180,000, which is the current carrying amount of the Senior Debt Funding Loan reflected in these financial statements.

Subordinated loans

        On 31 March 1995, the Company entered into a subordinated loan agreement with Edison Mission Energy Asia Pte., Ltd., Paiton Power Financing B.V., and Capital Indonesia Power I C.V. (the "Subordinated Lenders"). Each of the Subordinated Lenders is affiliated with shareholders of the Company. Under this agreement, the Subordinated Lender or their affiliates are obligated to make subordinated loans to the Company in a maximum aggregate amount of US$487,438. The subordinated loans bear no interest prior to the last day of the availability period (such day has been established as 15 October 1999). After the availability period, interest on the outstanding principal amount is determined at 15%, per annum. The repayment of any outstanding principal will not commence until 27 years after the completion of the Project. The Company incurred interest of US$61,095 and US$47,609 for the year 2004 and the period from 1 April to 31 December 2003, respectively. The Subordinated Lenders cancelled the Company's interest obligation for the three-month period ended 31 March 2003 and for the years ended 31 December 2002 and 2001 on or before the commencement of each of the respective periods.

Series B subordinated loans

        In 2001, the Company entered into the 1999 Series B Subordinated Loan Agreement with the Subordinated Lenders. Under this agreement, the Subordinated Lenders shall make loans to the Company in a maximum aggregate amount of US$300,000. The 1999 Series B Subordinated Loans bear no interest until such time as the Company and Subordinated Lenders agree otherwise in writing. The repayment of any outstanding principal is not required to commence until 27 years after the completion of the Project. No interest was incurred in 2004, 2003 and 2002.

        The subordinated loans referred to in the two preceding paragraphs are subordinated to the senior debt facilities provided under the Common Agreement and the Senior Debt Funding Loan.

        The following table presents the approximate annual maturities of long-term debt for the five years after 31 December 2004:

2005	140,851
2006	140,851
2007	140,851
2008	153,001
2009	166,051
Thereafter	1,353,123

2,094,728
Deferred financing costs prior to debt restructuring	(38,569)
Accrued financing costs relating to interest rate levelization	18,376

2,074,535

10.   Derivative Financial Instruments

        The Company has entered into interest rate swap agreements on a portion of its debt to reduce the impact of changes in interest rates on its floating rate long-term debt. Under the agreements, the Company will receive or pay interest on the differential of notional amounts based on the London Interbank Offering Rate ("LIBOR") and the same notional amounts based on a weighted average fixed interest rate of 7.3% from July 1995 until August 1999 and 9% from August 1999 through August 2011. At 31 December 2004, LIBOR was 2.29% per annum. Payments are made at the end of calculation periods (scheduled three-month periods) which commence primarily in 1995 and 1999 and end in 1999 and 2011. The notional amounts vary over the calculation periods; however, they were intended to correspond with anticipated borrowing levels over the period of the long-term financing. All interest rate swap agreements continue to be fully effective after the restructuring of debt discussed in Note 15.

        In accordance with SFAS No. 133, as amended, the Company recorded a liability for the loss on these interest rate swap agreements of US$52,704 and US$72,915, before income taxes, as of 31 December 2004 and 2003, respectively. This amount has been reflected in other comprehensive loss as the Company has designated these agreements as cash flow hedges. The estimated unrealized losses of US$52,704 at 31 December 2004 include approximately US$17,822 that is expected to be reclassified into earnings in 2005.

        Under the agreements, the aggregate notional amount was at its highest level (approximately US$1,100,000) in 1999. As of 31 December 2004, the total notional amount subject to the swap agreements totaled approximately US$315,000, bearing fixed interest at a weighted average rate of approximately 9%.

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

        Market risk is the adverse effect on the value of financial instruments that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

        The following table represents the derivatives in place as of 31 December 2004:

	Notional amount	Maturity date	Pay swap rate	Fair market value at 31 December 2004
Interest rate swap	56,250	15 August 2011	8.980%	(9,383)
Interest rate swap	56,250	15 August 2011	8.995%	(9,410)
Interest rate swap	101,250	15 August 2011	9.035%	(16,841)
Interest rate swap	101,250	15 August 2011	8.965%	(17,070)

	315,000			(52,704)

Less: current maturities				17,822

Long-term portion				(34,882)

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

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash and cash equivalents, restricted cash, accounts receivable and accounts payable to related parties — the carrying amounts approximate fair value because of the short duration of these instruments.

        Long-term receivable — the fair value of the long-term receivable is estimated based on discounting the future cash flows using the interest rate at which a similar restructuring settlement payment would be agreed with a customer with a similar credit rating similar remaining maturity.

        Long-term loans — the fair value of long-term loans is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

        Interest rate swap contracts — the fair value of interest rate swaps (used for hedging purposes) is the estimated amount the Company would receive (or pay) to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

	2004		2003
	Carrying Amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and equivalents	76,917	76,917	64,217	64,217
Restricted cash	162,709	162,709	160,360	160,360
Accounts receivable	92,385	92,385	81,860	81,860
Long-term receivable	443,962	443,962	447,378	447,378
Financial liabilities:
Accounts payable to related parties	(36,409)	(36,409)	(111,296)	(111,296)
Long-term loans	(2,074,535)	(2,043,918)	(2,201,968)	(2,190,768)
Derivative financial instruments	(52,704)	(52,704)	(72,915)	(72,915)

12.   Share Capital

        The Company's authorized, issued and paid up share capital as of 31 December 2004 and 2003 were US$306,000 (30,600 common shares at par value of US$10,000 per share). The composition of shareholders as of 31 December 2004 and 2003 was as follows:

	31 December 2004
Shareholders	Number of shares	Par value	Percentage of ownership (%)
MEC Indonesia, B.V.	13,680	136,800	44.71
Paiton Power Investment Co. Ltd.	11,115	111,150	36.32
Capital Indonesia Power I C.V.	4,275	42,750	13.97
PT Batu Hitam Perkasa	1,530	15,300	5.00

	30,600	306,000	100.00

	31 December 2003
Shareholders	Number of shares	Par value	Percentage of ownership (%)
MEC Indonesia, B.V.	12,240	122,400	40.00
Paiton Power Investment Co. Ltd.	9,945	99,450	32.50
Capital Indonesia Power I C.V.	3,825	38,250	12.50
PT Batu Hitam Perkasa	4,590	45,900	15.00

	30,600	306,000	100.00

        A circular resolution of the shareholders of the Company dated 10 April 2003 approved the increase of issued and paid-up share capital of the Company from US$250,000 to US$306,000. The circular resolution was effected by deed of notary public Popie Savitri Martosuhardjo Pharmanto SH No. 78 dated 23 May 2003.

        A circular resolution of the shareholders of the Company dated 4 June 2003 approved the transfer of 3,060 shares owned by PT Batu Hitam Perkasa to MEC Indonesia, B.V. (1,440 shares), Paiton Power Investment Co. Ltd. (1,170 shares) and Capital Indonesia Power I C.V. (450 shares). The circular resolution was effected by deed of notary public Popie Savitri Martosuhardjo Pharmanto SH No.12 dated 4 July 2003. The deed was approved by the Capital Investment Coordination Board under No. 29/III/PMA2004 on 14 January 2004 and the contemplated transfers were effected on 21 January 2004.

        On 17 December 2004, Edison Mission Energy, a sponsor of the Company, sold its interests in the Company to IPM Eagle LLP, a United Kingdom partnership between International Power (Impala) Limited (a wholly owned subsidiary of International Power plc of the United Kingdom) and Mitsui Power Ventures limited (a wholly owned subsidiary of Mitsui of Japan). The transfer was at an intermediate holding company level and thus has not affected the shareholder entity, which remains MEC Indonesia, B.V., nor the subordinated debt issuer, which remains as Edison Mission Energy Asia Pte., Ltd. Such transfer also resulted in a transfer of ownership of the Operator at the power plant, PT Edison Mission Operation and Maintenance Indonesia.

13.   Income Tax

        Income tax expense attributable to income from operations consists of:

	2004	2003	2002
Current	(10,772)	—	—
Deferred	(24,622)	(39,293)	(28,573)

	(35,394)	(39,293)	(28,573)

        The Company's income tax expenses differed from the amount computed by applying the Indonesian tax rate of 30% to profit before income tax as follows:

	2004	2003	2002
Indonesian income tax expense at statutory rate	(35,262)	(37,648)	(27,847)
Items not deductible for tax purposes	(349)	(1,645)	(726)
Adjustment relating to prior year	217	—	—

	(35,394)	(39,293)	(28,573)

        Accumulated other comprehensive loss for the years ended 31 December 2004 and 2003 is net of US$15,811 and US$21,874 tax expense, respectively, of deferred income taxes which is not reflected above.

        The items that give rise to significant portions of the deferred tax assets and deferred tax liability as of 31 December 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Derivative financial instruments	15,811	21,874
Deferred financing costs	8,506	4,934
Provision for employee benefits	356	—
Accrued liabilities	—	2,143
Net operating loss carryforwards	—	6,118

	24,673	35,069
Less: current portion of deferred tax assets	(5,347)	—

	19,326	35,069
Deferred tax liability:
Plant and equipment, and deferred charges, principally due to differences in depreciation and capitalized interest	(98,062)	(77,774)

Deferred tax liability, net	(78,736)	(42,705)

        Realization of the Company's deferred tax assets is dependent upon its profitable operations. Although realization is not assured, the Company believes that it is more probable that these deferred tax assets will be realized through the offset of future taxable income. Despite all the amount of deferred tax assets is considered realizable, however, it could be reduced if actual future taxable income is lower than estimated.

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

          The Company has constructed, owns and operates the plant facilities at a site provided by PLN which is located at Paiton, East Java. The Company is obligated to pay PLN Rp 160 million (approximately US$17 as of 31 December 2004) annually for the right to use the site.

          Upon commercial operation of the Project, the Company is obligated to make available to PLN the net electrical output of the Project's plant facilities, which output will be purchased by PLN at amounts determined under certain formula set forth in the PPA. The amounts to be paid by PLN for the purchase of net dependable capacity, net electrical output, emergency output and other items provided for within the PPA, may be adjusted to ensure that the Company has the same net, after tax economic return should a triggering event occur. Triggering events include but are not limited to the adoption, enactment, or application of, or any change in the interpretation or application of any legal requirements of any governmental instrumentality of the Republic of Indonesia which has or will result in material cost or savings to the Company of producing electricity.

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

          The electricity unit price is comprised of foreign currency and non-foreign currency portions which essentially represents US Dollars and Rupiah, respectively. The majority of revenues earned based on the unit price are denominated in US Dollars.

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

          On 28 June 2002, the Company and PLN entered into the Amendment to Power Purchase Agreement ("PPAA"). Under the PPAA, both parties agreed to amend certain provisions of the original PPA and to set out certain other matters in connection with such amendments. On 23 December 2002, the Company and PLN signed the Certificate of Effectiveness for the PPAA, thus, effecting the amendments to the original PPA. Previously, the Company and PLN had entered into a Binding Term Sheet, dated as of 14 December 2001 and effective as of 1 January 2002, to set forth the commercial terms of agreement on the principal amendments to the original PPA, including among other things changing the term of the Original PPA, and providing for Restructuring Settlement Payments ("RSP") for the settlement of arrearages.

          Under the PPA, as amended, the Company is to be paid for capacity and energy charges, as well as a monthly RSP covering arrears owed by PLN as well as settlement of other claims. The monthly RSP is US$4,000 and is payable over a period of 30 years commencing on 1 January 2002 as disclosed in Note 4.

  b.
  EPC Contract

          The Company entered into a turnkey engineering, procurement and construction contract (the "EPC Contract") dated 10 February 1995 with a consortium of companies (the "Contractor") which include Mitsui & Co., Ltd., a company which has an affiliation with one of the Company's shareholders. Under the EPC Contract, the Contractor was obligated to provide to the Company design, engineering, procurement, construction, start-up testing and commissioning services for the Project's plant and special facilities. The total price to be paid to the Contractor was approximately US$1,800,000. Services under the EPC contract commenced in 1995 and were substantially completed in 1999.

          The Company was in arbitration proceedings with the Contractor carrying out construction work at the Company's project site arising out of a slope failure at the site. Initial awards were rendered establishing that the Contractor was not responsible for the slope failure and are, therefore, entitled to certain costs incurred in connection with the slope failure. The Contractor applied to the Arbitral Tribunal for a Partial Final Award and on 7 December 1999, the Tribunal issued a Provisional Award totaling US$15,000, which was paid (less 2% withholding tax) by the Company to the Contractor in December 1999. On 5 January 2001, Contractor and the Company's respective counsel jointly advised the Arbitral Tribunal of the parties' fully executed Global Settlement Agreement, and requested that the arbitration be terminated and dismissed. The Arbitral Administrator acknowledged the dismissal of the arbitration.

          On 14 March 2000, the Company and Contractor entered into a Global Settlement Agreement (the "GSA", as amended on 18 December 2000). Under the GSA, the Company committed to pay the Contractor the sum of US$135,000 as a Final Costs Claim Payment ("FCCP").

          The FCCP shall be the full and final compensation for all of the Contractor's cost claims, known and unknown, arising out of or related to its performance of work on project, including but not limited to, all extra work claims, all requests for change orders, payment of the retention, payment of all unpaid payment milestones, claims arising out of inadequate access to the PLN grid, claims arising out of the failure and subsequent remediation of the south slope, all claims arising out of the Company's alleged improper set-off of amount payable to the Contractor, and all the interest claims related thereto. Interest accrues on the unpaid portion of the FCCP until the FCCP is paid in full. Under the GSA, the Company must pay all amounts owing under the GSA prior to payments of the subordinated debt or dividends. In 2004, the Company paid the Contractor US$82,931 comprising partial payments of FCCP of US$79,168 and interest of US$3,762. The accompanying financial statements include amounts due to the Contractor aggregating US$23,707 and US$102,850 as of 31 December 2004 and 2003, respectively.

  c.
  Operations and maintenance agreement

          The Company is a party to an operations and maintenance agreement (the "O&M Agreement") with PT Edison Mission Operation and Maintenance Indonesia (the "Operator"), which is affiliated with one of the Company's shareholders. The obligations of the Company and the Operator under the O&M Agreement became effective in April 1995 and continue for a term that is coterminous with the PPA. The obligations of the Operator under the O&M Agreement are guaranteed by Edison Mission Operation and Maintenance Incorporated (also affiliated with one of the shareholders of the Company). Under the terms of the O&M Agreement, the Operator is obligated to provide the operation, maintenance and repair services necessary for the production and delivery of electrical energy by the plant. Commencing from Operational Acceptance of the Plant, the Company shall pay to or receive from the Operator an incentive fee or a performance shortfall amount to the excess or shortage of Actual Availability Factor ("AFa") over Projected Availability Factor ("AFpm") under the PPA for the relevant contract year.

          On 22 April 2003, the Company and the Operator entered into an Amendment to O&M Agreement. Under the Amendment, the Company agreed to modify the incentive fee and to effect certain modifications to the agreement.

          As compensation for the services, the Operator is paid an annual base fee of US$3,250 payable in equal monthly installments. The base fee shall be subject to periodic adjustments based on the US Consumer Price Index. The Company was billed base fees of US$3,734, US$3,649 and US$3,595 by the Operator in 2004, 2003 and 2002, respectively. The Company was billed incentive fees totaling US$13,214, US$10,527 and US$1,533 in 2004, 2003 and 2002, respectively.

  d.
  Fuel Supply

          The Company entered into a fuel supply agreement (the "Fuel Supply Agreement") with PT Batu Hitam Perkasa ("BHP"), one of the shareholders of the Company. Under this agreement, BHP was obligated to deliver coal to the plant in accordance with the approved coal supply plan. The Fuel Supply Agreement was for a term which commenced in April 1995 and which was scheduled to terminate on the thirtieth anniversary of the commercial operation date of the plant. From and after the commercial operation date, the Company was obligated to purchase a minimum of 700,000 tonnes of coal per quarter.

          BHP made a claim of approximately Rp 48 billion (US$5,400) for coal delivered to the Company. BHP claimed that it was entitled to an upward adjustment in the price of coal delivered to reflect foreign exchange rate fluctuations since January 1998. The Company disputed the entire claim, while having paid one half of the pending claim under protest. An arbitration proceeding initiated by the Company under the Fuel Supply Agreement was commenced in 1999.

          On 15 September 1999, a Fuel Chain Temporary Suspension Agreement, as amended on 21 December 1999, was entered by and among the Company, BHP, PT Adaro Indonesia ("Adaro"), PT Indonesia Bulk Terminal ("IBT"), Louis Dreyfus Amarteurs, S.N.C. ("LDA"), (the "Parties"). Under the agreement, the Parties agreed to suspend their respective rights and obligations under each of the Contracts (Fuel Supply Agreement between the Company and BHP, Coal Purchase Agreement between BHP and Adaro, Coal Terminal Service Agreement between BHP and IBT, Contract of Affreightment between BHP and LDA) until March 2002. In July 2002, BHP informed the Tribunal that it wished to proceed with the stayed arbitration and further to assert additional claims against the Company totaling approximately US$250,000. On 19 December 2002, the Company and BHP entered into a Settlement Agreement. Under the agreement, the Company and BHP agreed to settle for an aggregate settlement of US$16,225 and to assume responsibility for claims against BHP from IBT, LDA and Adaro. In December 2002, the Company and BHP jointly notified the Tribunal of the Settlement Agreement and requested that BHP's supplemental counterclaims be dismissed with prejudice. The Company paid BHP US$10,250 on 30 December 2002 and the remaining US$5,975 in 2003 and undertook to settle with LDA, IBT and Adaro.

          On 12 February 2003, the Company and IBT entered into the IBT Settlement Agreement. Under this agreement, the Coal Terminal Service Agreement entered into by BHP and IBT in 1995 has been terminated. Under the IBT Settlement Agreement, the Company is obligated to make a termination payment aggregating US$28,572. The Company paid IBT US$15,957 on 31 October 2003 and US$5,472 on 31 December 2003. The remaining has been fully paid in 2004.

          The Company and LDA entered into the LDA Settlement Agreement dated 4 December 2001, as amended as of 31 January 2002. Under the agreement, the Company shall pay to LDA an aggregate principal amount of US$13,000 as the Termination Payment. Interest is payable on the aggregate unpaid principal amount of termination payment at LIBOR plus 1.5% per annum beginning on 31 January 2003. In 2003, the Company paid the full amount of the termination payment and the related interest.

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

  e.
  PLN Labor Union Litigation

          PLN's Labor Union initiated a lawsuit in 2001 against the Company, PLN, the Minister of Mines and Energy and a former PLN President Director. The suit sought the termination of the PPA, damages equal to US$590,000, as well as US$2,500,000 of immaterial damages (damages the amount of which cannot now be stated) and other relief. On 17 April 2002, the Court rendered a decision in favor of the Company and the other defendants dismissing all claims.

          On 23 April 2002, the PLN Labor Union registered its appeal against the decision of the District Court to the High Court. All the appeals are pending at the High Court. In July 2004, the PLN Labor Union filed a brief in pursuit of its appeal. The claims were the same in substance to those asserted in the trial court. On 31 July 2004, the Company filed its response to the Union's appeal, reiterating its argument at the trial court. Counsel has advised that the resolution of the appeal could take between 12 to 24 months from such filing.

          The Company's counsel has advised the Company that PLN's Labor Union has no standing under existing Law to assert any such claim against the Company and there are numerous legal and factual defects in the plaintiffs claim for relief. The Company will vigorously defend this meritless action if the appeal proceeds. Management believes that, based upon applicable law in place in Indonesia at this time, the suit is clearly without merit and, upon the proper application of applicable legal precepts by the court, this suit will be resolved in the Company's favor.

  f.
  Jetty Crane Supply

          On 15 August 2003, the Company entered into a supply and installation of equipment contract with NDC International B.V. for design, supply, fabricate, deliver and install four jetty cranes complete with grabs plus one spare grab bucket with a contract value of US$7,500. The installation and commissioning is expected to be completed in 15 June 2005. In 2004, the Company paid the contractor US$4,875, including a prepayment of US$750.

          On 30 September 2003, the Company issued a purchase order to PT Connell Wagner Indonesia ("CWI") with authorized value limit of A$650,000. Under this purchase order, CWI shall provide engineering, procurement and construction management services to the Company for the design, supply, delivery and installation of jetty cranes and ancillary works such that the Company may receive and unload coal from barges. In 2004, the Company was billed A$534,483 or equivalent to US$395.

          On 9 July 2004, the Company issued a purchase order to PT Adhi Karya ("AK") with authorized value limit of Rp 8,020,746,357. Under this purchase order, AK shall provide services to the Company for the supply, delivery and installation of site work for the wharf cranes and ancillary works such that the Company may receive and unload coal from barges at its facility. During 2004 the Company has approved two additional change order which resulting total authorized value limit of Rp 8,153,488,057. In 2004, the Company was billed Rp 7,773,306,924 or equivalent to US$845.

  g.
  Jetty Crane Operations and Maintenance Agreement

          On 20 November 2003, the Company entered into a 10 year jetty cranes of operations and maintenance agreement with Orchard Maritime Services Pte Ltd ("Orchard"). Orchard will provide operation and maintenance of the cranes, berthing of coal barges and coal unloading and barge cleaning services to the Company. The Company shall pay or reimburse Orchard for all crane operating expenses actually incurred or paid by Orchard during each month pursuant to the Agreement. In addition to all crane operating expenses and other amounts payable by the Company to Orchard, the Company shall pay Orchard a single month service fee, in arrears, for all services performed by Orchard on monthly basis. The cost is recoverable from PLN.

  h.
  Tax audits

          The Company is being audited by the Indonesian tax authorities in respect of its 2002 and 2003 corporate income tax returns. At the date of this report, the results of the audits are not yet known. Management believes that the results will not have an adverse impact on the Company's financial position.

15.   Debt Restructuring

        As discussed in Note 9, the Company had violated certain covenants on its loans and the Company was in default under the terms of financing agreements with Senior Lenders and the Common Agreement. On 14 February 2003, the Company completed its debt restructuring negotiations with its lenders. In connection with the successful completion of these negotiations, the Company executed the Common Agreement between the Company and its lenders. The Company has accounted for the debt restructuring as a troubled debt restructuring in accordance will SFAS No. 15 on the basis that the Company was experiencing financial difficulty through PLN's failure to pay according to the original terms of the PPA, and the Senior Lenders granted a concession to the Company. This concession is in the form of the effective borrowing rate on the restructured debt being less than the effective rate on the debt immediately prior to restructuring. Further, under the Common Agreement and the related Facility Credit Agreements, the original maturities of each of the senior debt facilities were lengthened. The carrying amount of the senior debt facilities at the time of restructuring amounted to approximately US$1,501,889. The Company did not recognize a gain on the debt restructuring as the total payments of principal and interest over the remaining term of the debt exceeded the carrying amount of the senior debt facilities.

        In accordance with the provisions of SFAS No. 15, the deferred financing costs of US$75,225 and accrued finance costs of US$27,751 relating to levelizing of interest rates under the term of the Common Agreement at the time of the restructuring were adjusted to the outstanding loan balances for purposes of financial statement presentation. The effective interest rates applicable to each facility are the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the payable. Certain debt restructuring costs qualified for deferral totaling US$8,316. All other costs were expensed in the period incurred.

16.   Concentrations of Risk

        The Company's operations are currently conducted in Indonesia, and it is accordingly subject to special considerations and significant risks not typically associated with companies incorporated in the United States of America and Western European countries.

        The Company's results may be adversely affected by changes in the political and social condition in Indonesia and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and method taxation, among other things.

        Indonesia has been experiencing a prolonged period of economic difficulty. Indonesia's return to economic stability is dependant to a large extent on the effectiveness of measures taken by the government, decisions of international lending organisations, changes in global economic conditions and other factors including regulatory and political developments, which are beyond the Company's control. These circumstances give rise to continued economic and political uncertainties.

        The economic crisis in Indonesia during 1998 necessitated a restructuring of the PPA with PLN Company's sole customer. PLN's inability pay to the Company a portion of the amounts due the PPA resulted in the Company not being able to make repayments of the senior debt in accordance with the original debt amortization schedules which was an event of default under the senior debt agreements. In

December 2002, the PPA was amended as discussed in Note 14a. PLN has paid all invoices and all Restructuring Settlement Payments for 2004 and 2003, on time, as required and in the amended PPA.

        As discussed in Note 9 and 15, the senior debt was restructured in February 2003. In connection with the restructuring of the senior debt, amortization schedule for repayment of the Company's loans was extended to take into account the effect upon the Company of the lower cash flow resulting from the restructured electricity tariff set forth in the PPA as amended. The Company believes that it will have sufficient cash flows to meet its obligations for repayment of debt, interest and other liabilities as and when they come due in 2005.

        The generation of electricity by the plant requires the use of coal for fuel that must meet a certain quality standard. The Company purchases coal from a limited number of suppliers, however, the Company believes that other suppliers could provide similar quality coal on comparable terms. The time required to locate and qualify other coal suppliers, however, could cause a delay in electricity generation that may be disruptive to the Company.

17.   LIQUIDITY

        The Company's management has undertaken a detailed analysis of the cash flows of the Company for the twelve months ended 31 December 2005. Based on the forecast for the new twelve months, management has determined that sufficient liquidity exist to fund the operations of the business during that period. In preparing the forecast, management has reviewed historic cash requirements of the Company as well as key factors which may impact the operations of the Company during next twelve-month period, and are of the opinions that the assumptions and sensitivities which are included in the cash flow forecast are reasonable. However, as with all assumptions in regard to future events, these are subject to inherent limitations and uncertainties and some or all of these assumptions may not be realized.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION ENERGY HOLDING COMPANY (REGISTRANT)

By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer

Date:	March 29, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. MCDANIEL Thomas R. McDaniel	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2005
/s/ MARK C. CLARKE Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 29, 2005
/s/ JOHN E. BRYSON John E. Bryson	Director and Chairman of the Board	March 29, 2005
/s/ BRYANT C. DANNER Bryant C. Danner	Director	March 29, 2005

QuickLinks

EXPLANATORY NOTE
PART IV
Independent Auditors' Report
Independent Auditor's Report
PT PAITON ENERGY BALANCE SHEETS 31 DECEMBER 2004 AND 2003 (In thousands of US Dollars, except per share amounts)
PT PAITON ENERGY BALANCE SHEETS 31 DECEMBER 2004 AND 2003 (In thousands of US Dollars, except per share amounts)
PT PAITON ENERGY STATEMENTS OF INCOME FOR THE YEARS ENDED 31 DECEMBER 2004, 2003 AND 2002 (In thousands of US Dollars, except per share amounts)
PT PAITON ENERGY STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED 31 DECEMBER 2004, 2003 AND 2002 (In thousands of US Dollars)
PT PAITON ENERGY STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED 31 DECEMBER 2004, 2003 AND 2002 (In thousands of US Dollars)
PT PAITON ENERGY STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED 31 DECEMBER 2004, 2003 AND 2002 (In thousands of US Dollars)
PT PAITON ENERGY NOTES TO THE FINANCIAL STATEMENTS 31 DECEMBER 2004, 2003 AND 2002 (In thousands of US Dollars, except per share amounts)
SIGNATURES