Form 10-Q
period 2005-03-31
MISSION ENERGY HOLDING CO
filed 2005-05-09
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

        Number of shares outstanding of the registrant's Common Stock as of May 9, 2005: 1,000 shares (all shares held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Revenues
Electric revenues	$494	$382
Net gains from price risk management and energy trading	12	1
Operation and maintenance services	5	6

Total operating revenues	511	389

Operating Expenses
Fuel	165	179
Plant operations	106	104
Plant operating leases	44	51
Operation and maintenance services	5	5
Depreciation and amortization	31	34
Administrative and general	36	32

Total operating expenses	387	405

Operating income (loss)	124	(16)

Other Income (Expense)
Equity in income from unconsolidated affiliates	36	20
Interest and other income	9	3
Gain on sale of assets	—	43
Loss on early extinguishment of debt	(24)	—
Interest expense	(104)	(99)

Total other income (expense)	(83)	(33)

Income (loss) from continuing operations before income taxes and minority interest	41	(49)
Provision (benefit) for income taxes	16	(11)
Minority interest	—	(1)

Income (Loss) From Continuing Operations	25	(39)
Income from operations of discontinued subsidiaries, net of tax (Note 4)	7	46

Net Income	$32	$7

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended March 31,
	2005	2004
Net Income	$32	$7
Other comprehensive loss, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax provision of $2 for the three months ended March 31, 2004	—	22
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $55 and $31 for the three months ended March 31, 2005 and 2004, respectively	(70)	(46)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $3 and $(16) for the three months ended March 31, 2005 and 2004, respectively	(5)	21

Other comprehensive loss	(75)	(3)

Comprehensive Income (Loss)	$(43)	$4

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$1,971	$2,272
Short-term investments	—	140
Accounts receivable—trade	186	152
Accounts receivable—affiliates	139	95
Assets under price risk management and energy trading	35	41
Inventory	114	107
Prepaid expenses and other	198	130

Total current assets	2,643	2,937

Investments in Unconsolidated Affiliates	458	454

Property, Plant and Equipment	3,506	3,493
Less accumulated depreciation and amortization	739	709

Net property, plant and equipment	2,767	2,784

Other Assets
Deferred financing costs	50	62
Long-term assets under price risk management and energy trading	89	90
Restricted cash	97	155
Rent payments in excess of levelized rent expense under plant operating leases	282	277
Other long-term assets	14	18

Total other assets	532	602

Assets of Discontinued Operations	3	111

Total Assets	$6,403	$6,888

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2005	December 31, 2004
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$5	$26
Accounts payable and accrued liabilities	246	318
Liabilities under price risk management and energy trading	178	31
Interest payable	111	111
Current maturities of long-term obligations	53	496

Total current liabilities	593	982

Long-Term Obligations Net of Current Maturities	4,254	4,293
Deferred Taxes and Tax Credits	186	204
Other Long-Term Liabilities	500	492
Liabilities of Discontinued Operations	5	5

Total Liabilities	5,538	5,976

Commitments and Contingencies (Note 9)
Shareholder's Equity
Common stock, par value $0.01 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,211	2,215
Retained deficit	(1,288)	(1,320)
Accumulated other comprehensive income (loss)	(58)	17

Total Shareholder's Equity	865	912

Total Liabilities and Shareholder's Equity	$6,403	$6,888

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities
Income (loss) from continuing operations, net	$25	$(39)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Equity in income from unconsolidated affiliates	(36)	(20)
Distributions from unconsolidated affiliates	36	26
Depreciation and amortization	31	34
Amortization of discount on long-term obligations	1	1
Minority interest	—	1
Deferred taxes and tax credits	30	5
Gain on sale of assets	—	(43)
Loss on early extinguishment of debt	24	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(71)	(12)
Decrease (increase) in inventory	(7)	10
Increase in prepaid expenses and other	(67)	(17)
Increase in rent payments in excess of levelized rent expense	(5)	—
Decrease in accounts payable and accrued liabilities	(89)	(33)
Decrease in interest payable	—	(17)
Decrease in net assets under risk management	5	4
Other operating—assets	2	8
Other operating—liabilities	9	(6)

Net cash used in operating activities	(112)	(98)

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	—	20
Payments on long-term debt agreements	(486)	(56)
Payments for price appreciation on stock options exercised	(4)	—
Financing costs	(11)	—

Net cash used in financing activities	(501)	(36)

Cash Flows From Investing Activities
Capital expenditures	(14)	(14)
Proceeds from return of capital and loan repayments	5	—
Proceeds from sale of interest in projects	—	118
Proceeds from sale of discontinued operations	124	—
Sale (purchase) of short-term investments, net	140	(40)
Decrease in restricted cash	52	45
Proceeds from (investments in) other assets	3	(5)

Net cash provided by investing activities	310	104

Effect on cash from discontinued operations activities	2	8

Effect on cash from deconsolidation of subsidiary	—	(32)

Net decrease in cash and cash equivalents	(301)	(54)
Cash and cash equivalents at beginning of period	2,274	634

Cash and cash equivalents at end of period	1,973	580
Cash and cash equivalents classified as part of discontinued operations	(2)	(195)

Cash and cash equivalents of continuing operations	$1,971	$385

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Dollars in millions, Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

        Mission Energy Holding Company's (MEHC's) significant accounting policies are described in Note 2 to its Consolidated Financial Statements as of December 31, 2004 and 2003, included in MEHC's annual report on Form 10-K for the year ended December 31, 2004. MEHC follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in MEHC's annual report on Form 10-K for the year ended December 31, 2004.

Reclassifications

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Such reclassifications include the reclassification of income from continuing operations to discontinued operations for Edison Mission Energy's (EME's) international operations, except the Doga project. Refer to Note 4—Discontinued Operations. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Note 2. Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Coal and fuel oil	$72	$65
Spare parts, materials and supplies	42	42

Total	$114	$107

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), including discontinued operations, consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$18	$(1)	$17
Current period change	(75)	—	(75)

Balance at March 31, 2005	$(57)	$(1)	$(58)

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2005, include unrealized losses on commodity hedges primarily related to EME Homer City Generation L.P. (EME Homer City) and Midwest Generation forward electricity contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices in these markets are greater than contract prices. Partially offsetting these unrealized losses were unrealized gains on commodity hedges related to EME's share of fuel contracts at March Point.

        As EME's hedged positions for continuing operations are realized, approximately $73 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2005 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $(4) million and $4 million during the first quarters of 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in net gains from price risk management and energy trading in EME's consolidated income statement.

Note 4. Discontinued Operations

Tri Energy Project

        On February 3, 2005, EME sold its 25% equity interest in the Tri Energy project pursuant to a Purchase Agreement, dated December 15, 2004, by and between EME and a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%), referred to as IPM, for approximately $20 million. EME recorded an impairment charge of approximately $5 million during the fourth quarter of 2004 related to the planned disposition of this investment. The sale of this investment had no significant effect on net income in the first quarter of 2005.

CBK Project

        On January 10, 2005, EME sold its 50% equity interest in the CBK project pursuant to a Purchase Agreement, dated November 5, 2004, by and between EME and Corporacion IMPSA S.A. Proceeds from the sale were approximately $104 million. EME recorded a pre-tax gain on the sale of approximately $9 million during the first quarter of 2005.

MEC International B.V.

        On December 16, 2004, EME sold the stock and related assets of MEC International B.V. (MECIBV) pursuant to a Purchase Agreement, dated July 29, 2004, by and between EME and IPM. The purchase agreement was entered into following a competitive bidding process. The sale of MECIBV included the sale of EME's interests in ten electric power generating projects or companies located in Europe, Asia, Australia, and Puerto Rico. Consideration from the sale of MECIBV and related assets was $2.0 billion.

Contact Energy

        On September 30, 2004, EME sold its 51.2% interest in Contact Energy to Origin Energy New Zealand Limited pursuant to a Purchase Agreement dated July 20, 2004. The purchase agreement was entered into following a competitive bidding process. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser.

Lakeland Project

        EME previously owned and operated a 220 MW combined cycle, natural gas-fired power plant located in the United Kingdom, known as the Lakeland project. The ownership of the project was held through EME's indirect subsidiary, Lakeland Power Ltd., which sold power generated from the plant pursuant to a power sales agreement with Norweb Energi Ltd., a subsidiary of TXU (UK) Holdings Limited (TXU UK) and an indirect subsidiary of TXU Europe Group plc (TXU Europe). EME ceased consolidating the activities of Lakeland Power Ltd. in 2002, when an administrative receiver was appointed following a default by Norweb Energi Ltd. under the power sales agreement. Accordingly, EME accounts for its ownership of Lakeland Power Ltd. on the cost method and earnings are recognized as cash is distributed from this entity.

        As previously disclosed, the administrative receiver of Lakeland Power Ltd. filed a claim against Norweb Energi Ltd. for termination of the power sales agreement. On November 19, 2002, TXU UK and TXU Europe, together with a related entity, TXU Europe Energy Trading Limited (TXU Energy), entered into formal administration proceedings of their own in the United Kingdom (similar to bankruptcy proceedings in the United States). On March 31, 2005, Lakeland Power Ltd. received £112 million (approximately $210 million) from the TXU administrators, representing an interim payment of 97% of its accepted claim of £116 million (approximately $217 million). No income related to this payment was recognized during the quarter ended March 31, 2005.

        From the amount received, Lakeland Power Ltd., now controlled by a liquidator in the United Kingdom, has made a payment of £20 million (approximately $38 million) to EME on April 7, 2005 comprised of £7 million (approximately $13 million) for a secured loan which EME purchased from Lakeland Power Ltd.'s secured creditors in 2004 and certain unsecured receivables from Lakeland Power Ltd., and £13 million (approximately $25 million) as a distribution to the EME subsidiary that owns the equity interest in Lakeland Power Ltd. This amount will be recognized in income during the quarter ended June 30, 2005. Additionally, Lakeland Power Ltd. will pay to EME's subsidiary that owns the equity interest in Lakeland Power Ltd. the amount remaining after resolution of any remaining secured and unsecured creditor claims and payment of or provision for tax liabilities and the fees and expenses associated with Lakeland Power Ltd.'s liquidation.

        EME estimates that the net proceeds after tax (including taxes due in the United States) resulting from the above payments will be approximately $100 million and the increase in net income will be approximately $90 million (including the amounts discussed above during the second quarter of 2005). These proceeds may be received throughout 2005, and possibly 2006, as Lakeland Power Ltd.'s liquidation progresses. Because the amounts required to settle outstanding claims and UK taxes have not been finalized and cannot be estimated precisely in the context of the liquidation, the actual amount of net proceeds and increase in net income may vary materially from the above estimate.

Ferrybridge and Fiddler's Ferry Plants

        On December 21, 2001, EME sold the Ferrybridge and Fiddler's Ferry coal-fired power plants located in the United Kingdom to two wholly owned subsidiaries of American Electric Power. In addition, as part of the transactions, the purchasers acquired other assets and assumed specified liabilities associated with the plants. The sale was the result of a competitive bidding process. EME acquired the plants in 1999 from PowerGen UK plc for £1.3 billion.

Summarized Financial Information for Discontinued Operations

        In accordance with SFAS No. 144, all of the projects discussed above are classified as discontinued operations in the accompanying consolidated statements of income. Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date. Summarized results of discontinued operations are as follows:

	Three Months Ended March 31,
	2005	2004
Total operating revenues	$—	$394
Income before income taxes and minority interest	—	82
Provision (benefit) for income taxes	(2)	24
Minority interest	—	12
Income from operations of discontinued foreign subsidiaries	2	46
Gain on sale before income taxes	9	—
Gain on sale after income taxes	5	—

        The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets at March 31, 2005 and December 31, 2004. The carrying amount of major asset and liability classifications for EME's international operations recorded as discontinued operations are as follows:

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$2	$2
Other current assets	1	2

Total current assets	3	4

Investments in unconsolidated affiliates	—	107

Assets of discontinued operations	$3	$111

Accounts payable and accrued liabilities	$1	$1

Total current liabilities	1	1

Deferred revenue	4	4

Total long-term deferred liabilities	4	4

Liabilities of discontinued operations	$5	$5

Note 5. Restructuring Costs

        During the first quarter of 2005, EME initiated a review of its domestic organization to better align its resources with its domestic business requirements. Management and organizational changes have been implemented to streamline EME's reporting relationships and eliminate its regional management structure. As a result of these changes, EME recorded a charge of $7 million (pre-tax) in the quarter ended March 31, 2005 for severance and related costs of the changes implemented by that date, which were included in administrative and general expense on EME's consolidated statement of income. EME expects to record an additional charge of $4 million (pre-tax) during the quarter ended June 30, 2005 associated with completion of the restructuring steps after March 31, 2005.

Note 6. Investments in Unconsolidated Affiliates

        The following table presents summarized financial information of the significant subsidiary investments in unconsolidated affiliates accounted for by the equity method. The significant subsidiary investments include the Big 4 projects. The Big 4 projects consist of Kern River Cogeneration Company, Midway-Sunset Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company.

	Three Months Ended March 31,
	2005	2004
Operating revenues	$274	$242
Operating income	48	31
Net income	47	30

Note 7. Employee Benefit Plans

Pension Plans

        EME previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $12 million to its pension plans in 2005. As of March 31, 2005, $1 million in contributions have been made. EME anticipates that its original expectation will be met by year-end 2005.

        Components of pension expense are:

	Three Months Ended March 31,
	2005	2004
Service cost	$5	$4
Interest cost	2	2
Expected return on plan assets	(1)	(1)

Total expense	$6	$5

Postretirement Benefits Other Than Pensions

        EME previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1 million to its postretirement benefits other than pensions in 2005. As of March 31, 2005, $0.2 million in contributions have been made. EME anticipates that its original expectation will be met by year-end 2005.

        Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2005	2004
Service cost	$1	$—
Interest cost	1	1
Amortization of unrecognized prior service costs	(1)	—

Total expense	$1	$1

Note 8. Refinancing

MEHC Financing Developments

        On January 3, 2005, MEHC completed the repayment of the remaining $285 million of principal, plus interest, due under the $385 million term loan due in 2006 at 104% of par as permitted under the credit agreement. In connection with the repayment, MEHC recorded a $20 million loss on early extinguishment of debt during the first quarter of 2005.

EME Financing Developments

        On January 25, 2005, EME repaid the junior subordinated debentures and consequently repaid the cumulative monthly income preferred securities (MIPS) of $150 million. The junior subordinated debentures are described more fully in Note 10—Financial Instruments, included in MEHC's annual report on Form 10-K for the year ended December 31, 2004. In connection with the repayment of the junior subordinated debentures, EME recorded a $4 million loss on early extinguishment of debt during the first quarter of 2005.

Midwest Generation Financing Developments

        On April 18, 2005, Midwest Generation completed a refinancing of indebtedness. The refinancing was effected through the amendment and restatement of Midwest Generation's existing credit facility, originally entered into April 27, 2004. The existing credit facility had provided for a $700 million first priority secured institutional term loan due in 2011 and a $200 million first priority secured revolving credit, working capital facility due in 2009.

        The refinancing consisted of, among other things, a repricing of Midwest Generation's existing term loan and a new $300 million revolving credit, working capital facility due in 2011. The previously existing $200 million working capital facility remains in place. Midwest Generation drew in full upon the new $300 million working capital facility at closing and used the proceeds to pay down an equivalent portion of the existing term loan. After giving effect to the paydown, the term loan carries a lower interest rate of LIBOR + 2%. The maturity date of the repriced term loan remains 2011. The new working capital facility, together with the existing working capital facility, shares first lien priority with the repriced term loan. The new working capital facility carries an interest rate of LIBOR + 2.25%. The maturity date of the new working capital facility is 2011; however, the lenders can request to be fully repaid in 2010.

        On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation has $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of April 18, 2005, approximately $5 million was outstanding under these working capital facilities.

        Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, Midwest Generation is permitted to distribute the remaining 25% of excess cash flow until the amount so distributed totals the $300 million equity contribution (made on April 19, 2005). Furthermore, Midwest Generation is required to make a concurrent offer to repay debt in an amount equal to one-third of any distribution over the portion of such distribution allocated to the equity contribution.

Note 9. Commitments and Contingencies

Contractual Obligations

Long-Term Debt

        MEHC's long-term debt maturities for the next five twelve-month periods ending March 31 are: 2006—$53 million; 2007—$52 million; 2008—$115 million; 2009—$1.2 billion; 2010—$613 million; and thereafter—$2.3 billion. These amounts have been updated primarily to reflect financing activities completed during the first three months of 2005. See Note 8—Refinancing.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments with various third-party suppliers during the first three months of 2005. These additional commitments are currently estimated to be $8 million for 2005, $8 million for 2006, $24 million for 2007, $25 million for 2008, and $53 million for 2009.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused full contract performance. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal, which represents 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the one mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that Genesis No. 17 Mine has been shut down and that no delivery of coal from that mine will be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties are currently engaged in mediation in an effort to resolve the contractual dispute. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of March 31, 2005, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

Coal Transportation Agreements

        Midwest Generation has additional coal transportation commitments during the first three months of 2005. Based on the committed coal volumes in the fuel supply contracts mentioned above, these commitments are currently estimated to be $16 million for 2005, $15 million for 2006, $38 million for 2007, $37 million for 2008, and $74 million for 2009.

Capital Improvements

        At March 31, 2005, EME's subsidiaries had firm commitments to spend approximately $21 million on capital expenditures during the remainder of 2005, primarily for component replacement projects. These expenditures are planned to be financed by existing subsidiary credit facilities and cash generated from operations.

Commercial Commitments

Introduction

        EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantee of debt and indemnifications.

Standby Letters of Credit

        At March 31, 2005, standby letters of credit aggregated $35 million and were scheduled to expire as follows: 2005—$30 million; 2006—$2 million; and 2007—$3 million.

Guarantees and Indemnities

Tax Indemnity Agreements—

        In connection with the sale-leaseback transactions that EME has entered into related to the Collins Station and the Powerton and Joliet Stations in Illinois and the Homer City facilities in Pennsylvania, EME or one of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 130 and 170 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2005. Midwest Generation has recorded a $68 million liability at March 31, 2005 related to this matter.

        The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

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

Indemnities Provided under Asset Sale Agreements—

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. EME also provided an indemnity to IPM for matters arising out of the exercise by one of its project partners of a purported right of first refusal. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2005, EME has recorded a liability of $85 million related to these matters.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

        On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard), to BNY Power Partners LLC. Brooklyn Navy Yard owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through 2006. At March 31, 2005, EME had recorded a liability of $7 million related to this indemnity.

Capacity Indemnification Agreements—

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of March 31, 2005, if payment were required, would be $144 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract. EME has not recorded a liability related to this indemnity.

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

Contingencies

Legal Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of

San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties removed the lawsuit to federal court, and the court ordered remand to the San Francisco Superior Court. Defendants filed a responding pleading on May 6, 2005. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

        With respect to the investigation and remediation of contaminated property, EME accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. There can be no assurance the existence or extent of all contamination at EME's sites has been fully identified, or that activities at the Illinois Plants or any other facilities identified in the future may not result in additional environmental claims being asserted against EME and its subsidiaries or additional investigations or remedial actions being required. See "Note 15. Commitments and Contingencies—Environmental Matters and Regulations" in MEHC's financial statements included in its annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of EME's environmental contingencies.

Note 10. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2005	2004
Cash paid
Interest (net of amount capitalized)	$101	$123
Income taxes	22	10
Cash payments under plant operating leases	49	49
Non-cash activities from deconsolidation of variable interest entities
Assets	$—	$133
Liabilities	—	165

Note 11. Stock-based Compensation

        Edison International has three stock-based employee compensation plans, which are described more fully in Note 14—Stock Compensation Plans, included in MEHC's annual report on Form 10-K for the year ended December 31, 2004. EME accounts for those plans using the intrinsic value method. Upon grant, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if EME had used the fair value accounting method.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$32	$7
Add: stock-based compensation expense included in reported net income, net of related tax effects	4	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(2)

Pro forma net income	$32	$7

        See "Statement of Financial Accounting Standards No. 123(R)" included in Note 12 below for further discussion.

Note 12. New Accounting Pronouncements

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

Deconsolidation of Variable Interest Entities

        In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the Doga and Kwinana projects and, accordingly, deconsolidated these projects as of March 31, 2004. The Kwinana project was sold on December 16, 2004 as part of the sale of international operations to IPM and, accordingly, is included in discontinued operations.

Variable Interest Entities

        EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at March 31, 2005	EME's Ownership Interest at March 31, 2005	Description
Sunrise	Fellows, CA	$94	50%	Gas-fired facility
Watson	Carson, CA	84	49%	Cogeneration facility
Sycamore	Bakersfield, CA	52	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	49	50%	Cogeneration facility
Kern River	Bakersfield, CA	40	50%	Cogeneration facility

        EME has determined that it is not the primary beneficiary in these entities; accordingly, EME will account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities.

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. EME is currently evaluating the impact of FIN 46(R)-5, but does not believe it will change EME's previous determination under FIN 46R. The guidance of FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

Statement of Financial Accounting Standards No. 123(R)

        In December 2004, the FASB reissued SFAS No. 123(R), "Share-Based Payment." This is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. The standard will require EME to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of income. The standard also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, which was permitted under Statement 123, as originally issued. EME currently uses the intrinsic value accounting method for stock-based compensation. On April 14, 2005, the Securities and Exchange Commission announced a delay in the effective date for the standard to fiscal years beginning after June 15, 2005. EME will implement the new standard effective January 1, 2006 by applying the modified prospective transition method. The difference in expense between the two accounting methods is shown in Note 11—Stock-Based Compensation above.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME does not expect the allocated benefit to have a material impact on its consolidated financial statements. EME is evaluating the effect that the tax deduction will have in years subsequent to 2005.

Statement of Financial Accounting Standard Interpretation No. 47

        In March 2005, the FASB issued Financial Accounting Standard Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. EME is required to adopt FIN 47 by the end of 2005. EME is currently assessing the impact of FIN 47 on its results of operations and financial condition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements. These statements reflect Mission Energy Holding Company's (MEHC's) current expectations and projections about future events based on MEHC's knowledge of present facts and circumstances and assumptions about future developments. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact MEHC or its subsidiaries, include:

  •
  the ability of EME to declare and pay dividends;

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME's generating units have access;

  •
  the ability of EME and its subsidiaries to provide sufficient collateral in support of their forward sales of electricity and purchases of fuel;

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

  •
  the cost and availability of fuel, fuel transportation services, transmission services, and required emission allowances;

  •
  weather conditions, natural disasters and other unforeseen events; and

  •
  the continued participation by MEHC and its subsidiaries in tax-allocation and payment agreements with their affiliates.

        Certain of the risk factors listed above are discussed in more detail in "Market Risk Exposures" below, and under "Risks Related to the Business" in the MD&A included in Item 7 of MEHC's annual report on Form 10-K for the year ended December 31, 2004. Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire quarterly report and carefully consider the risks, uncertainties and other factors that affect MEHC's business.

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of MEHC since December 31, 2004, and as compared to the first quarter ended March 31, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

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

        The MD&A presents a discussion of MEHC's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

MEHC as a Holding Company

        MEHC has a 100% ownership interest in EME, which itself operates through its subsidiaries and affiliates. EME continues to operate primarily in one line of business, electric power generation with all of its continuing operations located in the United States. MEHC has no business activities other than through its ownership interest in EME. During 2001, MEHC issued $800 million of 13.50% senior secured notes due 2008 and borrowed $385 million under a term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005). MEHC's ability to honor its obligations under the senior secured notes is entirely dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group Inc., and ultimately Edison International. See "Liquidity and Capital Resources—Intercompany Tax-Allocation Agreement." Dividends from EME are limited based on its earnings and cash flow, business and tax considerations, and restrictions imposed by applicable law.

Dividends to MEHC

        In January 2005, EME made total dividend payments of $360 million to MEHC. A portion of these payments was used to repay the remaining $285 million of the term loan plus interest.

EME Restructuring Activities

        During 2004, EME sold most of its international operations. EME's international operations, except for the Doga project, are accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and, accordingly, all prior periods have been restated to reclassify the results of operations and assets and liabilities as discontinued operations. In the first quarter of 2005, EME completed the sale of two international projects:

  •
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

        In connection with the sale of its international operations in 2004, together with cash on hand, in January 2005, EME:

  •
  made distributions to MEHC totaling $360 million, which were subsequently used primarily to repay the remaining $285 million portion of the term loan.

  •
  repaid its junior subordinated debentures and, consequently, repaid the monthly income preferred securities (MIPS) of $150 million.

        In April 2005, EME made an equity contribution of $300 million to Midwest Generation, which used the proceeds to repay indebtedness. See "Liquidity and Capital Resources—Key Financing" for a discussion of the Midwest Generation financing.

        EME has also completed a review of its domestic organization to better align its resources with its domestic business requirements. Management and organizational changes have been implemented to streamline EME's reporting relationships and eliminate its regional management structure. As part of the restructuring, EME expects to reduce annualized costs by $7 million (pre-tax) although this decrease is expected to be offset by higher development costs in the future. As a result of these changes, EME recorded a charge of $7 million (pre-tax) in the quarter ended March 31, 2005 for severance and related costs of the changes implemented by that date. EME expects to record an additional charge of $4 million (pre-tax) during the quarter ended June 30, 2005 associated with completion of the restructuring steps after March 31, 2005.

Expiration of the Exelon Power Purchase Agreements and Wholesale Energy Prices

        The five-year power purchase agreements between Midwest Generation and Exelon Generation Company expired on December 31, 2004 and, accordingly, beginning January 1, 2005, all of the output from the Illinois Plants is considered merchant generation. In 2004, approximately 53% of the energy and capacity sales from the Illinois Plants were to Exelon Generation under the power purchase agreements.

        The Exelon Generation power purchase agreement for coal-fired units was structured to provide significant capacity payments and lower energy payments which were primarily designed to reimburse the cost of production. The agreement also provided for substantial capacity payments during the summer months. In the current wholesale energy market, energy prices are substantially higher than the energy prices previously set forth in the agreement, but capacity payments are, and are expected to remain, substantially lower. As a result, the composition of EME's revenues is expected to be significantly different in 2005 compared to 2004. EME's merchant generation is subject to significant volatility as described further in "Market Risk Exposures—Commodity Price Risk."

        Wholesale energy prices at the Northern Illinois Hub (related to the Illinois Plants) have increased substantially in 2005 from the comparable market prices in 2004 driven largely by increases in the market price of natural gas and oil. The average market price during the first quarter of 2005 at the Northern Illinois Hub (related to the Illinois Plants) increased to $39.68 per MWhr compared to the 24-hour average market price at "Into ComEd" of $29.51 per MWhr during the first quarter of 2004.

Overview of EME's First Quarter Financial Performance from Continuing Operations

        EME's financial performance in the first quarter of 2005 improved over the first quarter of 2004 with a number of important items affecting performance:

  •
  An $81 million increase in earnings from the Illinois Plants primarily attributable to:

  •
  An increase in the average realized price of merchant generation related to the coal-fired units to $38.94 per MWhr during the three months ended March 31, 2005 from $28.90 per MWhr during the three months ended March 31, 2004.

  •
  An increase in the average realized price of merchant generation to $38.94 per MWhr in the first quarter of 2005 from $17.64 per MWhr received in the first quarter of 2004 under the power purchase agreement for coal-fired units with Exelon Generation. The increase in energy revenues was partially offset by lower capacity payments received under this agreement.

  •
  An increase in generation to 8,394 GWhrs during the first quarter of 2005, compared to 7,768 GWhrs during the first quarter of 2004 when a portion of Midwest Generation's power was sold under the power purchase agreement for coal-fired units with Exelon Generation.

  •
  A $23 million increase in earnings from the Homer City facilities primarily attributable to:

  •
  An increase in average realized price of merchant generation to $43.78 per MWhr during the three months ended March 31, 2005 from $36.63 per MWhr during the three months ended March 31, 2004.

  •
  An increase in generation to 3,534 GWhrs during the first quarter of 2005, compared to 3,015 GWhrs during the first quarter of 2004 when there was an unplanned outage of Unit 1.

  •
  The first quarter 2004 results included a pre-tax gain of $47 million from the sale of the company owning EME's interests in Four Star Oil & Gas Company, partially offset by a $4 million loss on the sale of the company holding EME's interest in the Brooklyn Navy Yard project.

Critical Accounting Estimates

        For a discussion of EME's critical accounting estimates, refer to "Critical Accounting Estimates" on page 37 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the first quarters of 2005 and 2004. Continuing operations include EME's Illinois Plants and Homer City facilities, equity investments in power projects primarily located in California, corporate interest expense and general and administrative expenses. Discontinued operations include all of EME's international operations, except the Doga project. This section also discusses the effect of new accounting pronouncements on EME's consolidated financial statements. It is organized under the following headings:

Net Income Summary

        Net income is comprised of the following components:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Mission Energy Holding Company (parent company):
Loss from continuing operations	$(30)	$(24)
Edison Mission Energy and its Consolidated Subsidiaries:
Income (loss) from continuing operations	55	(15)
Income from discontinued operations	7	46

Net Income	$32	$7

        MEHC's loss from continuing operations for the first quarter of 2005 was $30 million, compared to $24 million for the first quarter of 2004. The 2005 increase in loss from continuing operations was attributable to a $12 million after-tax loss on early extinguishment of debt mostly offset by lower interest expense primarily related to the repayment of the $385 million term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005).

        EME's income (loss) from continuing operations for the first quarters of 2005 and 2004 is comprised of:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Income (Loss) from Continuing Operations	$55	$(15)
Discrete Items (after tax)
Gain on sale of assets (see "—Results of Continuing Operations—Earnings from Unconsolidated Affiliates—Four Star Oil & Gas")	—	29
Other	—	(2)

Income (Loss) from Continuing Operations (excluding discrete items)	$55	$(42)

        The increase in the first quarter income from continuing operations, excluding discrete items, was primarily attributable to stronger operating performance at EME's Illinois Plants and EME's Homer City facilities, driven by higher merchant generation and wholesale energy prices. Also contributing to the increase was higher income from Edison Mission Marketing & Trading and stronger operating results from the Big 4 projects. Partially offsetting these increases was a $3 million after-tax loss on early extinguishment of debt related to the repayment of junior subordinated debentures.

Results of Continuing Operations

Overview

        EME operates in one line of business, electric power generation. Operating revenues are primarily derived from the sale of power generated from the Illinois Plants and Homer City facilities. Intercompany interest expense and income between EME and its consolidated subsidiaries have been eliminated in the following project results, except as described below with respect to loans provided to EME from a wholly owned subsidiary, Midwest Generation. Equity in income from unconsolidated affiliates relates to energy projects accounted for under the equity method. EME recognizes its proportional share of the income or loss of such entities.

        MEHC uses the words "earnings" or "losses" in this section to describe EME's income or loss from continuing operations before income taxes.

        The following section provides a summary of the operating results for the first quarters of 2005 and 2004 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Income (Loss) before Taxes and Minority Interest (Earnings/Losses)(1)
Consolidated operations
Illinois Plants	$92	$11
Homer City	42	19
Doga	—	6
Other	21	(2)
Unconsolidated affiliates
Big 4 projects	21	12
Sunrise	(3)	(4)
March Point	8	6
Doga	4	—
Other	2	2

	187	50
MEHC and EME corporate interest expense	(96)	(110)
EME corporate and regional administrative and general	(33)	(31)
Gain on sale of assets	—	43
Loss on early extinguishment of debt	(24)	—
EME corporate depreciation and other, net	7	(1)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	$41	$(49)

(1)
Income before taxes of Doga represents both EME's 80% ownership and the ownership of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Doga are reflected in a separate line item in the consolidated statements of income.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating Revenues
Energy revenues	$328	$209
Capacity revenues	7	26
Net losses from price risk management	(10)	(2)

Total operating revenues	325	233

Operating Expenses
Fuel	99	116
Plant operations	84	71
Plant operating leases	18	26
Depreciation and amortization	25	26
Administrative and general	5	2

Total operating expenses	231	241

Operating Income (Loss)	94	(8)

Other Income (Expense)
Interest income from note receivable from EME	28	28
Interest expense	(30)	(9)

Total other income (expense)	(2)	19

Income Before Taxes	$92	$11

Statistics—Coal-Fired Generation(1)
Generation (in GWhr):
Merchant	8,394	4,746
Power purchase agreement	—	3,022

Total coal-fired generation	8,394	7,768

Equivalent Availability(2)	80.2%	82.5%
Forced outage rate(3)	8.0%	5.9%
Average realized energy price/MWhr:
Merchant	$38.94	$28.90
Power purchase agreement	$—	$17.64
Total coal-fired generation	$38.94	$24.52

(1)
This table summarizes key performance measures related to coal-fired generation, which represents the majority of the operations of the Illinois Plants.

(2)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shut down. The coal plants are not available during periods of planned and unplanned maintenance.

(3)
Midwest Generation generally refers to unplanned maintenance as a forced outage.

        Earnings from the Illinois Plants were $92 million during the first quarter of 2005, compared to $11 million during the first quarter of 2004. The increase in the first quarter earnings of $81 million was primarily due to the following factors:

  •
  substantially higher energy revenues resulting from increased average realized energy prices and increased generation at the coal plants;

  •
  lower fuel costs attributable to the cessation of operations at the Collins Station; and

  •
  lower plant operating lease costs due to the termination of the Collins Station lease in April 2004.

        Partially offset by:

  •
  lower capacity revenues resulting from the expiration of the power purchase agreements with Exelon Generation;

  •
  higher plant operation costs due to more planned overhauls;

  •
  higher coal costs attributable to increased generation and higher coal prices; and

  •
  higher interest expense primarily attributable to higher interest rates on the debt issued in April 2004.

        Losses from price risk management activities increased $8 million for the first quarter of 2005, compared to the first quarter of 2004. The 2005 losses were primarily related to losses on power contracts, power swaps and financial transmission rights that did not qualify for hedge accounting under SFAS No. 133. These losses resulted from higher market prices. However, these losses are expected to be offset by energy revenue recognized at market prices from the contracts that are scheduled to settle during 2005. The 2004 losses primarily represent the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of approximately $0.2 million and $3 million for the first quarters of 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective portion of the cash flow hedges was primarily attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd" in 2004 and differences in energy prices between the aggregate Midwest Generation unit price and other delivery points in 2005.

        The earnings (losses) of the Illinois Plants included interest income of $28 million for the first quarters of both 2005 and 2004 related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease by EME for accounting purposes.

Homer City

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating Revenues
Energy revenues	$155	$110
Capacity revenues	4	8
Net gains (losses) from price risk management	(2)	2

Total operating revenues	157	120

Operating Expenses
Fuel	64	44
Plant operations	22	29
Plant operating leases	25	25
Depreciation and amortization	4	4
Administrative and general	2	1

Total operating expenses	117	103

Operating Income	40	17

Other Income (Expense)
Interest expense	2	2

Total other income (expense)	2	2

Income Before Taxes	$42	$19

Statistics
Generation (in GWhr)	3,534	3,015
Availability(1)	88.1%	73.6%
Forced outage rate(2)	7.3%	14.5%
Average realized energy price/MWhr	$43.78	$36.63

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity, divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
Homer City generally refers to unplanned maintenance as a forced outage.

        Earnings from Homer City increased $23 million for the first quarter of 2005, compared to the first quarter of 2004. The 2005 increase was primarily attributable to higher energy revenues in 2005 due to higher generation and average realized energy prices as compared to 2004. During the first quarter of 2004, an unplanned outage at Unit 1 contributed to lower generation and higher maintenance costs. Partially offsetting this increase was higher fuel costs attributable to higher fuel consumption, higher coal prices and higher priced SO2 emission allowances. Included in fuel costs was $15 million and $6 million during the quarters ended March 31, 2005 and 2004, respectively, related to the net cost of emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

        Losses from price risk management activities increased $4 million for the first quarter of 2005, compared to the first quarter of 2004. The 2005 increase was attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Homer City recorded net gains (losses) of approximately $(4) million and $6 million during the first quarters of 2005 and 2004, respectively, representing the amount of cash flow hedges'

ineffectiveness. The ineffective gains (losses) from Homer City were primarily attributable to changes in the difference between energy prices at PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, Homer City recognized ineffective gains (losses) related to forward contracts that expired during the respective periods. Also included in net gains (losses) from price risk management activities were gains (losses) of approximately $4 million and $(5) million in 2005 and 2004, respectively, primarily related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Seasonal Disclosure

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues generated from the Illinois Plants and the Homer City facilities are generally higher during the third quarter of each year.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects increased $9 million for the first quarter of 2005, compared to the first quarter of 2004. The increase in earnings was primarily due to higher energy prices in 2005 over 2004, and from planned outages at the Sycamore Cogeneration plant and the Watson Cogeneration plant in March 2004.

        The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $3 million and $4 million for the first quarters of 2005 and 2004, respectively.

Sunrise

        Losses from the Sunrise project decreased $1 million for the first quarter of 2005, compared to the first quarter of 2004. The 2005 decrease primarily resulted from higher energy revenues attributable to increased dispatch.

March Point

        Earnings from March Point increased $2 million for the first quarter of 2005, compared to the first quarter of 2004. The first quarter increase in earnings was primarily due to mark-to-market gains on fuel contracts entered into by March Point, which are derivatives that do not qualify as cash flow hedges under SFAS No. 133.

Doga

        In accordance with Statement of Financial Accounting Standards Interpretation No. 46(R), "Consolidation of Variable Interest Entities," EME determined that it was not the primary beneficiary of the Doga project and, accordingly, deconsolidated this project as of March 31, 2004. Revenues included in EME's consolidated statements of income from the Doga project were $29 million for the first quarter of 2004. Earnings from the Doga project were $6 million for the first quarter of 2004. There were no revenues or earnings recorded on a consolidated basis during 2005 due to the deconsolidation of the Doga project on March 31, 2004. Beginning April 1, 2004, EME recorded its interest in the Doga project on the equity method basis of accounting. Earnings from the Doga project were $4 million for the first quarter of 2005.

Other

        Earnings from other projects (consolidated subsidiaries) increased $23 million in the first quarter of 2005, compared to the first quarter of 2004, representing gains from proprietary energy trading activities. The net gains from energy trading activities were the result of proprietary trading in the power markets in which EME has power plants. Gains from proprietary energy trading activities in 2005 were higher than in 2004 due to more favorable market conditions (prices and volatility).

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

MEHC and EME Corporate Interest Expense

	Three Months Ended March 31,
	2005	2004
	(in millions)
MEHC (excluding EME) interest expense to third parties	$28	$40
EME's interest expense to third parties	40	42
EME's interest expense to Midwest Generation	28	28

Total corporate interest expense	$96	$110

MEHC (excluding EME) Interest Expense to Third Parties

        MEHC's interest expense (excluding EME) decreased $12 million for the first quarter of 2005, compared to the first quarter of 2004. The 2005 decrease is attributable to the repayment of the $385 million term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005).

MEHC and EME Corporate and Regional Administrative and General Expenses

        Administrative and general expenses increased $2 million for the first quarter of 2005, compared to the first quarter of 2004. The increase was primarily due to higher costs incurred in 2005 to implement EME's restructuring plan described under "Management's Overview."

Gain on Sale of Assets

        Gain on sale of assets was $0 in the first quarter of 2005 and $43 million in the first quarter of 2004. Gain on sale of assets in the first quarter of 2004 consisted of a $47 million gain related to the sale of 100% of EME's stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas, and a $4 million loss related to the sale of EME's interest in Brooklyn Navy Yard Cogeneration Partners, L.P.

Loss on Early Extinguishment of Debt

        Loss on early extinguishment of debt was $24 million in the first quarter of 2005 and $0 in the first quarter of 2004. Extinguishment of debt consisted of a $20 million loss related to the early repayment of MEHC's $385 million term loan and a $4 million loss related to the early repayment of the junior subordinated debentures.

Income Taxes

        MEHC's income tax provision (benefit) from continuing operations was $16 million and $(11) million during the first quarter of 2005 and 2004, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." During the first quarter of 2004, EME recorded a tax provision of $18 million relating to the sale of 100% of its stock in Edison Mission Energy Oil & Gas, which in turn holds interests in Four Star Oil & Gas.

Results of Discontinued Operations

        Income from discontinued operations, net of tax, was $7 million and $46 million during the first quarters of 2005 and 2004, respectively. During the first quarter of 2005, EME completed the following sales:

  •
  On January 10, 2005, EME sold its 50% equity interest in the CBK hydroelectric power project located in the Philippines to CBK Projects B.V. Proceeds from the sale were approximately $104 million.

  •
  On February 3, 2005, EME sold its 25% equity interest in the Tri Energy project to IPM. Proceeds from the sale were approximately $20 million.

        The aggregate after-tax gain on the sale of the aforementioned projects was $5 million.

        During the third quarter of 2004, EME reclassified its international activities which were then under contracts for sale as discontinued operations. Subsequently, EME completed the sale of these operations, except for the Doga project, which is no longer under a contract for sale. While EME continues to seek to sell its ownership interest in this project, there is no assurance that such efforts will result in a sale during the twelve-month period prescribed under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, EME reclassified the Doga project to continuing operations during the fourth quarter of 2004, and, accordingly, it is reflected as part of continuing operations for all periods presented.

Previously Reported Discontinued Operations

Lakeland Project

        EME previously owned and operated a 220 MW combined cycle, natural gas-fired power plant located in the United Kingdom, known as the Lakeland project. The ownership of the project was held through EME's indirect subsidiary, Lakeland Power Ltd., which sold power generated from the plant pursuant to a power sales agreement with Norweb Energi Ltd., a subsidiary of TXU (UK) Holdings Limited (TXU UK) and an indirect subsidiary of TXU Europe Group plc (TXU Europe). EME ceased consolidating the activities of Lakeland Power Ltd. in 2002, when an administrative receiver was appointed following a default by Norweb Energi Ltd. under the power sales agreement. Accordingly,

EME accounts for its ownership of Lakeland Power Ltd. on the cost method and earnings are recognized as cash is distributed from this entity.

        As previously disclosed, the administrative receiver of Lakeland Power Ltd. filed a claim against Norweb Energi Ltd. for termination of the power sales agreement. On November 19, 2002, TXU UK and TXU Europe, together with a related entity, TXU Europe Energy Trading Limited (TXU Energy), entered into formal administration proceedings of their own in the United Kingdom (similar to bankruptcy proceedings in the United States). On March 31, 2005, Lakeland Power Ltd. received £112 million (approximately $210 million) from the TXU administrators, representing an interim payment of 97% of its accepted claim of £116 million (approximately $217 million). No income related to this payment was recognized during the quarter ended March 31, 2005.

        From the amount received, Lakeland Power Ltd., now controlled by a liquidator in the United Kingdom, has made a payment of £20 million (approximately $38 million) to EME on April 7, 2005 comprised of £7 million (approximately $13 million) for a secured loan which EME purchased from Lakeland Power Ltd.'s secured creditors in 2004 and certain unsecured receivables from Lakeland Power Ltd., and £13 million (approximately $25 million) as a distribution to the EME subsidiary that owns the equity interest in Lakeland Power Ltd. This amount will be recognized in income during the quarter ended June 30, 2005. Additionally, Lakeland Power Ltd. will pay to EME's subsidiary that owns the equity interest in Lakeland Power Ltd. the amount remaining after resolution of any remaining secured and unsecured creditor claims and payment of or provision for tax liabilities and the fees and expenses associated with Lakeland Power Ltd.'s liquidation.

        EME estimates that the net proceeds after tax (including taxes due in the United States) resulting from the above payments will be approximately $100 million and the increase in net income will be approximately $90 million (including the amounts discussed above during the second quarter of 2005). These proceeds may be received throughout 2005, and possibly 2006, as Lakeland Power Ltd.'s liquidation progresses. Because the amounts required to settle outstanding claims and UK taxes have not been finalized and cannot be estimated precisely in the context of the liquidation, the actual amount of net proceeds and increase in net income may vary materially from the above estimate.

        See "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 4. Discontinued Operations" for additional details related to discontinued operations.

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

Deconsolidation of Variable Interest Entities

        In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the Doga and Kwinana projects and, accordingly, deconsolidated these projects as of March 31, 2004. The Kwinana project was sold on December 16, 2004 as part of the sale of international operations to IPM and, accordingly, is included in discontinued operations.

Variable Interest Entities

        EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at March 31, 2005	EME's Ownership Interest at March 31, 2005	Description
Sunrise	Fellows, CA	$94	50%	Gas-fired facility
Watson	Carson, CA	84	49%	Cogeneration facility
Sycamore	Bakersfield, CA	52	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	49	50%	Cogeneration facility
Kern River	Bakersfield, CA	40	50%	Cogeneration facility

        EME has determined that it is not the primary beneficiary in these entities; accordingly, EME will account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities.

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. EME is currently evaluating the impact of FIN 46(R)-5, but does not believe it will change EME's previous determination under FIN 46R. The guidance of FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

Statement of Financial Accounting Standards No. 123(R)

        In December 2004, the FASB reissued SFAS No. 123(R), "Share-Based Payment." This is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. The standard will require EME to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of income. The standard also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, which was permitted under Statement 123, as originally issued. EME currently uses the intrinsic value accounting method for stock-based compensation. On April 14, 2005, the Securities and Exchange Commission announced a delay in the effective date for the standard to fiscal years beginning after June 15, 2005. EME will implement the new standard effective January 1, 2006 by applying the modified prospective transition method. The difference in expense between the two accounting methods is shown in "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 11. Stock-Based Compensation."

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME does not expect the allocated benefit to have a material impact on its consolidated financial statements. EME is evaluating the effect that the tax deduction will have in years subsequent to 2005.

Statement of Financial Accounting Standard Interpretation No. 47

        In March 2005, the FASB issued Financial Accounting Standard Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. EME is required to adopt FIN 47 by the end of 2005. EME is currently assessing the impact of FIN 47 on its results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with MEHC's annual report on Form 10-K for the year ended December 31, 2004.

MEHC's Liquidity

        At March 31, 2005, MEHC had cash and cash equivalents of $2 million (excluding amounts held by EME and its subsidiaries). MEHC's ability to honor its obligations under the senior secured notes and to pay overhead is substantially dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group, and ultimately Edison International. See "EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Dividends from EME are limited based on its earnings and cash flow, terms of restrictions contained in EME's corporate credit facility, business and tax considerations and restrictions imposed by applicable law.

Dividends to MEHC

        In January 2005, EME made total dividend payments of $360 million to MEHC. A portion of these payments was used to repay the remaining $285 million of the term loan plus interest on January 3, 2005.

EME's Liquidity

        At March 31, 2005, EME and its subsidiaries had cash and cash equivalents of $2.0 billion and EME had available the full amount of borrowing capacity under a $98 million corporate credit facility. EME's consolidated debt at March 31, 2005 was $3.5 billion. In addition, EME's subsidiaries had $5.0 billion of long-term lease obligations that are due over periods ranging up to 30 years.

Midwest Generation Financing

        On April 18, 2005, Midwest Generation completed a refinancing of indebtedness. The refinancing was effected through the amendment and restatement of Midwest Generation's existing credit facility, originally entered into April 27, 2004. The existing credit facility had provided for a $700 million first priority secured institutional term loan due in 2011 and a $200 million first priority secured revolving credit, working capital facility due in 2009.

        The refinancing consisted of, among other things, a repricing of Midwest Generation's existing term loan and a new $300 million revolving credit, working capital facility due in 2011. The previously existing $200 million working capital facility remains in place. Midwest Generation drew in full upon the new $300 million working capital facility at closing and used the proceeds to pay down an equivalent portion of the existing term loan. After giving effect to the paydown, the term loan carries a lower interest rate of LIBOR + 2%. The maturity date of the repriced term loan remains 2011. The new working capital facility, together with the existing working capital facility, shares first lien priority with the repriced term loan. The new working capital facility carries an interest rate of LIBOR + 2.25%. The maturity date of the new working capital facility is 2011; however, the lenders can request to be fully repaid in 2010.

        On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation has $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of April 18, 2005, approximately $5 million was outstanding under these working capital facilities.

        Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, Midwest Generation is permitted to distribute the remaining 25% of excess cash flow until the amount so distributed totals the $300 million equity contribution (made on April 19, 2005). Furthermore, Midwest Generation is required to make a concurrent offer to repay debt in an amount equal to one-third of any distribution over the portion of such distribution allocated to the equity contribution.

Capital Expenditures

        The estimated capital and construction expenditures of EME's subsidiaries are $65 million for the final three quarters of 2005 and $20 million and $24 million for 2006 and 2007, respectively. Non-environmental expenditures relate to upgrades to dust collection/mitigation systems and the coal handling system, ash removal improvements and component replacement projects. These expenditures are planned to be financed by existing subsidiary credit agreements, cash on hand or cash generated from their operations. Included in the estimated expenditures are environmental expenditures of $18 million for 2005 and $1 million for 2006. In late 2004, Midwest Generation returned Will County Units 1 and 2 to service. As part of returning these units to service, Midwest Generation expects to install environmental improvements of approximately $5 million in 2005. In addition, Homer City plans to spend approximately $13 million in 2005 related to environmental selective catalytic reduction system improvements on all three units.

MEHC's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash used in operating activities increased $14 million in the first quarter of 2005, compared to the first quarter of 2004. The 2005 increase was partially attributable to tax-allocation payments of approximately $20 million paid by EME to Edison International during the first quarter of 2005, compared to approximately $9 million paid during the first quarter of 2004. In addition, MEHC made tax-allocation payments of approximately $2 million during the first quarter of 2005. For further discussion of the tax-allocation payments, see "—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Also contributing to the increase was $76 million in required deposits in 2005 compared to $32 million in 2004 for EME's price risk management and trading activities. This increase resulted from an increase in forward market prices. Partially offsetting these increases were larger distributions from unconsolidated affiliates in 2005, primarily attributable to the Big 4 projects, and operating income in 2005 versus an operating loss in 2004.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities increased $465 million in the first quarter of 2005, compared to the first quarter of 2004. The 2005 increase was primarily due to the repayment of the remaining $285 million of the term loan, $11 million paid for the call premium on the retirement of the term loan and the repayment of the junior subordinated debentures of $150 million all in January 2005.

Consolidated Cash Flows from Investing Activities

        Cash provided by investing activities increased $206 million in the first quarter of 2005, compared to the first quarter of 2004. The 2005 increase was primarily due to net sales of auction rate securities of $140 million in 2005, compared to net purchases of auction rate securities of $40 million in 2004. Proceeds of $124 million received in 2005 from the sale of EME's 25% investment in the Tri Energy project and EME's 50% investment in the CBK project was mostly offset by proceeds of $118 million received in 2004 from the sale of EME's stock of Edison Mission Energy Oil & Gas and the sale of EME's 50% partnership interest in the Brooklyn Navy Yard project.

EME's Credit Ratings

Overview

        Credit ratings for EME and its subsidiaries, Midwest Generation, LLC and Edison Mission Marketing & Trading, are as follows:

	Moody's Rating	S&P Rating
EME	B1	B+
Midwest Generation, LLC:
First priority senior secured rating	Ba3	BB-
Second priority senior secured rating	B1	B
Edison Mission Marketing & Trading	Not Rated	B+

        On March 17, 2005, Standard & Poor's raised the credit ratings of EME and Edison Mission Marketing & Trading to B+ from B. Standard & Poor's also raised Midwest Generation's first priority senior secured rating to BB- from B+ and its second priority senior secured rating to B from B-. EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

        EME does not have any "rating triggers" contained in subsidiary financings that would result in EME being required to make equity contributions or provide additional financial support to its subsidiaries.

        The credit ratings of EME are below investment grade and, accordingly, EME has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties for its price risk management and trading activities related to accounts payable and unrealized losses. Midwest Generation provides credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants.

        Edison Mission Marketing & Trading has provided credit for the benefit of counterparties in the form of cash and letters of credit ($199 million as of March 31, 2005) for EME's price risk management and domestic trading activities (including Midwest Generation and Homer City) related to accounts payable and unrealized losses.

        EME expects to have higher merchant generation in 2005 than in previous years, as a result of the expiration in 2004 of the power purchase agreements between Midwest Generation and Exelon Generation. The increased merchant generation will increase the potential for margin and collateral requirements. Changes in forward market prices and the strategies adopted for merchant generation could further increase the need for credit support for price risk management activities related to EME's projects. Using common industry analytics, EME estimates that total margin and collateral requirements to support price risk management could increase to approximately $400 million in 2005 if 50% of merchant generation from the Illinois Plants and Homer City facilities is sold forward for one year and power prices subsequently increased. Midwest Generation is expected to have cash on hand and $500 million of working capital facilities that can be used to provide credit support for forward contracts entered into on behalf of the Illinois Plants. As of April 18, 2005, approximately $5 million was outstanding under these facilities. In addition, EME is expected to have cash on hand and a $98 million working capital facility that can be used to provide credit support for its subsidiaries. See "—EME's Liquidity" for further discussion.

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

EME's Liquidity as a Holding Company

Overview

        At March 31, 2005, EME had corporate cash and cash equivalents of $1.6 billion to meet liquidity needs. See "—EME's Liquidity." EME had no borrowings outstanding or letters of credit outstanding on the $98 million secured line of credit at March 31, 2005. Cash distributions from EME's subsidiaries and partnership investments, and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

        EME's secured corporate credit facility provides credit available in the form of cash advances or letters of credit. In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility. EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement). At March 31, 2005, EME met both these ratio tests.

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

        At March 31, 2005, EME also had available $70 million under Midwest Generation EME, LLC's $100 million letter of credit facility with Citibank, N.A., as Issuing Bank, that expires in December 2006. Under the terms of this letter of credit facility, Midwest Generation EME is required to deposit cash in a bank account in order to cash collateralize any letters of credit that may be outstanding under the facility. The bank account is pledged to the Issuing Bank. Midwest Generation EME owns 100% of Edison Mission Midwest Holdings, which in turn owns 100% of Midwest Generation, LLC.

Historical Distributions Received By EME

        The following table is presented as an aid in understanding the cash flow of EME's domestic operations and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Distributions from Consolidated Operating Projects:
Edison Mission Midwest Holdings (Illinois Plants)(1)	$62	$—
EME Homer City Generation L.P. (Homer City facilities)	24	41
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(2)	29	21
Holding companies for Westside projects	3	3
Holding companies of other unconsolidated operating projects	3	1

Total Distributions	$121	$66

(1)
On April 26, 2005, EME received a $109 million distribution from Midwest Generation.

(2)
The Big 4 projects are comprised of investments in the Kern River project, Midway-Sunset project, Sycamore project and Watson project. Distributions reflect the amount received by EME after debt service payments by Edison Mission Energy Funding Corp.

Intercompany Tax-Allocation Agreement

        MEHC and EME are included in the consolidated federal and combined state income tax returns of Edison International and are eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of MEHC and EME to receive and the amount and timing of tax-allocation payments is dependent on the inclusion of MEHC and EME, respectively, in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of MEHC, EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. MEHC and EME receive tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize MEHC's tax losses or the tax losses of EME in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, MEHC and EME are obligated during periods they generate taxable income to make payments under the tax-allocation agreements.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries for the twelve months ended March 31, 2005:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation, LLC (Illinois Plants)	Interest Coverage Ratio	Greater than or equal to 1.25 to 1	3.15 to 1(1)
Midwest Generation, LLC (Illinois Plants)	Secured Leverage Ratio	Less than or equal to 8.75 to 1	4.24 to 1
EME Homer City Generation L.P. (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.56 to 1
Edison Mission Energy Funding Corp. (Big 4 Projects)	Debt Service Coverage Ratio	Greater than or equal to 1.25 to 1	2.91 to 1

(1)
Interest coverage ratio was computed on a pro forma basis assuming the credit facility had been in existence for a twelve-month period.

        For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" on page 65 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

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

        MEHC's interest coverage ratio equals Funds Flow from Operations divided by Interest Expense and is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME. The following table sets forth MEHC's interest coverage ratio for the twelve months ended March 31, 2005 and the year ended December 31, 2004:

	March 31, 2005	December 31, 2004
	(in millions)
Funds Flow from Operations:
Operating Cash Flow(1) from Consolidated Operating Projects(2):
Illinois Plants	$296	$214
Homer City	119	95
First Hydro	25	48
Other consolidated operating projects	82	128
Price risk management and energy trading	25	1
Distributions from unconsolidated Big 4 projects	116	108
Distributions from other unconsolidated operating projects	126	131
Interest income	18	8
Operating expenses	(157)	(167)

Total EME funds flow from operations	$650	$566
Operating cash flow from unrestricted subsidiaries	—	1
Funds flow from operations of projects sold	(132)	(195)
MEHC	(2)	(2)

	$516	$370

Interest Expense:
EME	$263	$265
EME—affiliate debt	2	1
MEHC interest expense	146	158
Interest savings on projects sold	(100)	(110)

Total interest expense	$311	$314

Interest Coverage Ratio	1.66	1.18

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

Contractual Obligations

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments with various third-party suppliers during the first three months of 2005. These additional commitments are currently estimated to be $8 million for 2005, $8 million for 2006, $24 million for 2007, $25 million for 2008, and $53 million for 2009.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused full contract performance. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal, which represents 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the one mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that Genesis No. 17 Mine has been shut down and that no delivery of coal from that mine will be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties are currently engaged in mediation in an effort to resolve the contractual dispute. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of March 31, 2005, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

Coal Transportation Agreements

        Midwest Generation has additional coal transportation commitments during the first three months of 2005. Based on the committed coal volumes in the fuel supply contracts mentioned above, these commitments are currently estimated to be $16 million for 2005, $15 million for 2006, $38 million for 2007, $37 million for 2008, and $74 million for 2009.

Off-Balance Sheet Transactions

        For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 76 of MEHC's annual report on Form 10-K for the year ended December 31,

2004. There have been no significant developments with respect to EME's off-balance sheet transactions that affect disclosures presented in MEHC's annual report.

Environmental Matters and Regulations

        For a discussion of EME's environmental matters, refer to "Environmental Matters and Regulations" on page 79 of MEHC's annual report on Form 10-K for the year ended December 31, 2004 and the notes to the Consolidated Financial Statements set forth therein. There have been no significant developments with respect to environmental matters specifically affecting EME since the filing of MEHC's annual report, except as follows:

        On March 15, 2005, the US EPA issued the first-ever federal rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule (CAMR) creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual cap is 38 tons and emissions will be reduced by taking advantage of "co-benefit" reductions; that is, mercury reductions achieved by reducing sulfur dioxide and nitrogen oxides emissions under the Clean Air Interstate Rule. In the second phase, due in 2018, coal-fired power plants will be subject to a second annual cap, which will reduce emissions to 15 tons upon full implementation. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

        Litigation has already been filed challenging the US EPA's decision to withdraw its previous finding that mercury emissions from coal-fired electric generating units were required to be regulated pursuant to Section 112 of the federal Clean Air Act, which would have required technology-based limitations on mercury emissions. It is expected that litigation will be filed to challenge the CAMR once this rule is published in the Federal Register. As a result of the anticipated litigation, the CAMR rules may change in terms of substance and currently proposed timetables.

        If EME were to implement environmental control technology at its Homer City facilities instead of purchasing allowances to comply with the CAMR and other Clean Air Act developments described in "Environmental Matters and Regulations—Federal—United States of America" on page 81 of MEHC's annual report on Form 10-K for the year ended December 31, 2004, it currently estimates capital expenditures for such improvements to be approximately $350 million to $400 million in the 2006-2010 timeframe. However, because the mercury state implementation plans are not due until October 31, 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because EME cannot predict the outcome of the expected legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this legislation currently cannot be assessed. EME's approach to meeting these obligations will continue to be based upon on ongoing assessment of the federal requirements and market conditions.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report in conjunction with MEHC's annual report on Form 10-K for the year ended December 31, 2004.

Commodity Price Risk

General Overview

        EME's revenues and results of operations of its merchant power plants will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, coal, natural gas and fuel oil, and associated transportation costs in the market areas where EME's merchant plants are located. Among the factors that influence the price of power in these markets are:

  •
  prevailing market prices for coal, natural gas and fuel oil, and associated transportation costs;

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

        In addition to the prevailing market prices, EME's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units is expected to vary from unit to unit.

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

Hedging Strategy

        EME intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent that EME does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which EME will hedge its market price risk through forward over-the-counter sales depends on several factors. First, EME will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, EME's ability to enter into hedging transactions will depend upon its, Midwest Generation's and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable EME to identify counterparties who are able and willing to enter into hedging transactions. In the case of forward sales of generation and capacity from the Illinois Plants, Midwest Generation is permitted to use its new working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation of the Illinois Plants under an energy services agreement between the Midwest Generation and Edison Mission Marketing & Trading. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of EME's contracting strategy for the Illinois Plants. In the case of forward sales of generation and capacity from the Homer City facilities, credit support is provided by EME pursuant to intercompany arrangements between it and Edison Mission Marketing & Trading. See "—Credit Risk," below.

Energy Price Risk Affecting Sales from the Illinois Plants

Pre-2005 Merchant Sales

        Energy generated at the Illinois Plants was historically sold under three power purchase agreements between Midwest Generation and Exelon Generation Company, under which Exelon Generation was obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements began on December 15, 1999. The capacity payments provided the units under contract with revenue for fixed charges, and the energy payments compensated those units for all, or a portion of, variable costs of production. The three power purchase agreements with Exelon Generation had all been terminated by December 31, 2004.

        To the extent that energy and capacity from the Illinois Plants was not sold under the power purchase agreements with Exelon Generation, it was sold on a wholesale basis through a combination of bilateral agreements, forward energy sales and spot market sales. Approximately 60% of the energy and capacity sales from the Illinois Plants in the first quarter of 2004 were made on a wholesale basis outside of the power purchase agreements.

        Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." During this period, the most liquid over-the-counter markets in the Midwest region were for sales into the control area of Cinergy (which, as of April 1, 2005, became a locational marginal pricing location in the Midwest Independent Transmission System Operator, or MISO) and, to a lesser extent, for sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into ComEd" and "Into AEP" were bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" was the primary market for Midwest Generation.

        Effective May 1, 2004, the transmission system of Commonwealth Edison was placed under the control of PJM as the Northern Illinois control area, and on October 1, 2004, the transmission system of AEP was integrated into PJM, which linked eastern PJM and the Northern Illinois control areas of the PJM system and improved access from the Illinois Plants into the broader PJM market. Under the PJM tariff, Midwest Generation is no longer required to arrange and pay separately for transmission when making sales to wholesale buyers located within the PJM system.

        Following the expansion of the PJM system described above, sales of electricity from the Illinois Plants have been made on the basis of bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales into the expanded PJM, the primary market currently available to the Illinois Plants, replaced sales previously made as bilateral sales and spot sales "Into ComEd" and "Into AEP." See "Regulatory Matters" in MEHC's annual report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of developments regarding Commonwealth Edison's joining PJM, and "—Basis Risk" below for a discussion of locational marginal pricing.

2005 Merchant Sales

        Beginning on January 1, 2005, electric power generated at the Illinois Plants is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions which generally have terms of two years or less, or to the PJM market. The PJM pool has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the new expanded western PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub for the first three months of 2005.

24-Hour Northern Illinois Hub Historical Energy Prices*
January	$38.36
February	34.92
March	45.75

Quarterly Average	$39.68

*
Energy prices calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM. There is no direct comparison for the same months in 2004.

        For comparison with 2004, the following table depicts the average historical market prices for energy per megawatt-hour "Into ComEd" for the first three months of 2004. See discussion under "—Pre-2005 Merchant Sales" above for further discussion regarding the replacement of sales "Into ComEd" with sales into the expanded PJM.

	Into ComEd*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr
January	$43.30	$15.18	$27.88
February	43.05	18.85	29.98
March	40.38	21.15	30.66

Quarterly Average	$42.25	$18.39	$29.51

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2005:

24-Hour Northern Illinois Hub Forward Energy Prices*
2005
April	$38.72
May	37.89
June	40.68
July	49.00
August	50.20
September	38.38
October	35.36
November	36.78
December	39.27
2006 Calendar "strip"(1)	$41.49

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at March 31, 2005:

	2005	2006
Megawatt hours	12,550,055	1,641,654
Average price/MWhr(1)	$38.58	$35.84

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2005 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

        The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first three months of 2005 and 2004:

	24-Hour PJM Historical Energy Prices*
	2005	2004
January	$45.82	$51.12
February	39.40	47.19
March	47.42	39.54

Quarterly Average	$44.21	$45.95

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

        Forward market prices at the PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Homer City facilities into these markets may vary materially from the forward market prices set forth in the table below.

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2005:

24-Hour PJM West Hub Forward Energy Prices*
2005
April	$46.24
May	48.00
June	51.14
July	61.30
August	63.26
September	50.14
October	48.98
November	49.30
December	48.98
2006 Calendar "strip"(1)	$53.07

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes Homer City's hedge position at March 31, 2005:

2005
Megawatt hours	6,797,125
Average price/MWhr(1)	$45.21

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2005 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWhr for Homer City's hedge position is based on PJM West Hub. Energy prices at the PJM West Hub have averaged 5% higher than energy prices at the Homer City busbar during the past twelve months. See "—Basis Risk" below for a discussion of the difference.

Basis Risk

        Sales made from the Illinois Plants and the Homer City facilities in the real-time or day-ahead market receive the actual spot prices at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, EME may enter into forward contracts with counterparties for energy to be delivered in future periods. Currently, there is not a liquid market for entering into forward contracts at the individual plant busbars. A liquid market does exist for a delivery point known as the PJM West Hub in the case of Homer City and for a delivery point known as the Northern Illinois Hub in the case of the Illinois Plants. EME's price risk management activities use these delivery points to enter into forward contracts. EME's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

  •
  sales to third parties under such forward contracts at designated delivery points (generally the PJM West Hub for Homer City and the Northern Illinois Hub for the Illinois Plants) less the cost of purchasing power at spot prices at the same designated delivery points to fulfill obligations under such forward contracts.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is impacted by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the PJM West Hub (the primary trading hub in PJM for the Homer City facilities) being higher than those at the Homer City busbar by an average of 5%. By contrast, during the past 12 months, transmission congestion in PJM has not resulted in prices at the Northern Illinois Hub being significantly different from those at the individual busbars of the Illinois Plants.

        By entering into forward contracts using the PJM West Hub and the Northern Illinois Hub as the delivery points, EME is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (PJM West Hub for Homer City and the Northern Illinois Hub for the Illinois Plants) than the actual point of delivery (the individual plant busbars). In order to mitigate basis risk resulting from forward contracts using the PJM West Hub as the delivery point, EME has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

Coal Price Risk

        The Illinois Plants use approximately 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. In addition, the Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements typically ranging from one year to six years in length. The following table summarizes the percent of expected coal requirements by year that are under contract at March 31, 2005.

	2005	2006	2007	2008	2009	2010
Percent of coal requirements under contract	95%	67%	50%	26%	26%	23%

        EME is subject to price risk for purchases of coal that are not under contract. Prices of Northeast coal have risen considerably in 2004. The price of Northern Appalachian coal with 13,000 British thermal units (Btu) content and 3.0 SO2 MMBtu content for delivery in the remaining three quarters of 2005 has fluctuated between $37.33 per ton and $57.55 per ton in the twelve-month period ended March 31, 2005 with a price of $53.67 per ton at March 31, 2005. This increase in price has been largely attributed to greater demand from domestic power producers and increased international shipments partly driven by a decline in the value of the U.S. dollar. The price of the Powder River Basin coal at the mine with 8,800 Btu content and 0.8 SO2 MMBtu content for delivery in the remaining three quarters of 2005 has fluctuated between $6.37 per ton and $7.99 per ton in the twelve-month period ended March 31, 2005, with a price of $7.26 per ton at March 31, 2005. See "—Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute" for more information regarding fuel supply interruptions and the dispute with two suppliers.

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

        The price of emission allowances, particularly SO2 allowances issued through the US EPA Acid Rain Program, also increased substantially during the past eighteen months. The average price of purchased SO2 allowances increased to $692 per ton during the first quarter of 2005 from $253 per ton during the first quarter of 2004. During the first quarter of 2005, EME Homer City purchased 13,089 tons of SO2 allowances at an EPA auction for an average price of $692 per ton. These developments have been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

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

        EME measures credit risk exposure from counterparties of its merchant energy activities as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At March 31, 2005, the amount of exposure, broken down by the credit ratings of EME's counterparties was as follows:

S&P Credit Rating	March 31, 2005
(in millions)
A or higher	$5
A-	47
BBB+	48
BBB	15
BBB-	1
Below investment grade	—

Total	$116

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

        For the three months ended March 31, 2005, one customer accounted for 11% of EME's consolidated operating revenues. For the three months ended March 31, 2004, one customer accounted for 14% and a second customer, Exelon Generation, accounted for 29% of EME's consolidated operating revenues. For more information on Exelon Generation see "Commodity Price Risk—Energy Price Risk Affecting Sales from the Illinois Plants—Pre-2005 Merchant Sales."

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate EME's projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of MEHC's total long-term obligations (including current portion) was $4.9 billion at March 31, 2005, compared to the carrying value of $4.3 billion. The fair market value of MEHC's parent only total long-term obligations was $985 million at March 31, 2005, compared to the carrying value of $790 million.

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading by risk category and instrument type (in millions):

	March 31, 2005	December 31, 2004
Commodity price:
Electricity	$(150)	$10

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities as of March 31, 2005 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(150)	$(146)	$(4)	$—	$—

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

        The fair value of the commodity financial instruments related to energy trading activities as of March 31, 2005 and December 31, 2004, are set forth below (in millions):

	March 31, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
Electricity	$107	$12	$125	$36

        The change in the fair value of trading contracts for the quarter ended March 31, 2005, was as follows (in millions):

Fair value of trading contracts at January 1, 2005	$89
Net gains from energy trading activities	23
Amount realized from energy trading activities	(17)

Fair value of trading contracts at March 31, 2005	$95

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of March 31, 2005) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$5	$5	$—	$—	$—
Prices based on models and other valuation methods	90	(2)	7	13	72

Total	$95	$3	$7	$13	$72

Regulatory Matters

        For a discussion of EME's regulatory matters, refer to "Overview of Domestic Facilities—Illinois Power Markets" on page 7 of MEHC's annual report on Form 10-K for the year ended December 31, 2004 and "Regulatory Matters" on page 16 of MEHC's annual report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to regulatory matters specifically affecting EME since the filing of MEHC's annual report, except as follows:

        The Midwest Independent Transmission System Operator (the MISO) commenced operation of its day-ahead, locational marginal pricing market on April 1, 2005, as scheduled, and has been functioning since that time. At that time, "Into Cinergy" became a locational marginal pricing location in MISO. It is anticipated that the opening of the MISO market will provide increased liquidity in the Midwest electricity markets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 87 of MEHC's annual report on Form 10-K for the year ended December 31, 2004. Refer to "Market Risk Exposures" in Item 2 of this report for an update to that disclosure.

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

Internal Control Over Financial Reporting

        There were no changes in MEHC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, MEHC's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        For a discussion of MEHC's legal proceedings, refer to "Legal Proceedings" on page 22 of MEHC's annual report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to MEHC's legal proceedings specifically affecting MEHC since the filing of MEHC's annual report. See "Note 9. Commitments and Contingencies—Contingencies—Legal Developments Affecting Sunrise Power Company" for minor updates on litigation involving Sunrise Power Company.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
First Amended and Restated Credit Agreement dated as of April 18, 2005 among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.2
Accession Agreement dated as of April 18, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto, incorporated by reference to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.3
Amendment One to Credit Agreement, dated as of April 22, 2005, by and among Edison Mission Energy, the Lenders referred to therein, and Citicorp North America, Inc., as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.3 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2005.
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

MISSION ENERGY HOLDING COMPANY (REGISTRANT)
By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	May 9, 2005

QuickLinks

TABLE OF CONTENTS
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Dollars in millions, Unaudited)
SIGNATURES