Form 10-K/A
period 2004-12-31
MISSION ENERGY HOLDING CO
filed 2005-06-16
CIK 1158323

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

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2004: $0. Number of shares outstanding of the registrant’s Common Stock as of March 10, 2005: 1,000 shares (all shares held by an affiliate of the registrant).

EXPLANATORY NOTE

The annual report on Form 10-K/A for the fiscal year ended December 31, 2004 is being filed to include in Part IV, Item 15, financial statements with respect to ISAB Energy S.r.l., which were omitted from the annual report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

This Amendment No. 2 does not update any other disclosures to reflect developments since the original date of filing.

The following item of the original filing is amended by this Amendment No. 2:

Item 15. Exhibits and Financial Statement Schedules

Unaffected items have not been repeated in this Amendment No. 2.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1)   List of Financial Statement

None

(2)          List of Financial Statement Schedules

The following item is filed as a part of this report pursuant to Item 15(c) of Form 10-K:

Page
Investment in Unconsolidated Affiliates Financial Statements:
ISAB Energy S.r.l. Financial Statements as of December 31, 2004, 2003 and 2002	4

(b)   Exhibits

The following documents are filed as part of this Form 10-K/A:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

(c)   Financial Statement Schedules

The financial statements with respect to ISAB Energy S.r.l., which meets the definition of a foreign business as defined in Rule 1-02(1) of Regulation S-X, are being filed in this report pursuant to Rule 3-09 of Regulation S-X. These statements are prepared in accordance with generally accepted accounting principles in Italy which differ from generally accepted accounting principles in the United States. See Note 10 to the financial statements on page 59.

ISAB Energy S.r.l.

Annual report for the year ended December 31st 2004

Directors’ Report on Operations

Board of Directors

Jonathan Gibson	Chairman
Roberto del Bravo	Deputy Chairman
Filippo Bifulco	Director
Pier Francesco Pinelli	Director
Makoto Ichikawa	Director

Board of Statutory Auditors

Maria Sarno	Chairman
Antonio Ippoliti	Standing Auditor
Mario Pacciani	Standing Auditor

External Auditors

Reconta Ernst & Young S.p.A.

ISAB Energy Structure

ISAB Energy, of which 51% is held by ERG Power & Gas S.r.l. and 49% by MEC Priolo B.V. - Holland, is owner of the Integrated Gasification Combined Cycle plant in Priolo Gargallo (Syracuse), built near the refinery of ERG Raffinerie Mediterranee (ERG Med).

The plant is capable of generating 507 MW guaranteed net power and during the year generated 4,452 GWh.

Main economic and financial data

The currency in which the figures of this annual report are expressed is Euro. In the tables where the figures are indicated in millions the total amounts may differ from the total amounts which they comprise.

	2004	2003	2002
	(millions of Euro)
Total revenues	478	423	442
EBITDA	224	179	208
EBIT	177	132	162
Profit or loss from ordinary activities	148	93	115
Extraordinary net income (charges)	—	—	—
Net profit or loss for the financial period	90	81	107

Cash flow from activities	184	174	124
Cash flow related to investments	(8)	(13)	(12)
Cash flow from capital and reserves	(39)	(18)	(34)
Net variation of financial debt	137	142	79

Total capital and reserves	257	206	144
Net financial debt	412	550	692
Net capital invested	670	756	836

Employees (units at end of period)	11	20	19
Electricity production in GWh	4,452	4,000	4,197

Report on Operations

The construction of the plant was financed through Non-Recourse Project Financing amounting to 971 million Euro.

ISAB Energy generates electricity using gas produced from the gasification of heavy residues from the crude oil refining process at the ERG Med refinery nearby. The electricity generated is sold to the National Grid (Gestore della Rete di Trasmissione Nazionale)) at the CIP 6 tariff. To that regards it should be noted that in application of the Bersani Decree (Legislative Decree of 16 March 1999), the Ministry of Industry resolved to transfer all rights and obligations relative to Italian third party purchase of energy from ENEL S.p.A. to the National Grid effective as of January 1 2001.

Comment on the results for the year

The 2004 financial statements – expressed in Euro – show a profit of Euro 89.7 million (compared to a profit of Euro 80.5 million in 2003) after depreciation amounting to Euro 47.6 million (Euro 46.6 million in 2003).

The results reflect the plant’s high reliability during the year whose utilisation level reached 92%.

These financial statements have been audited by Reconta Ernst & Young S.p.A..

Events which took place during the financial period

The most significant events which took place in 2004 are outlined below:

•                  on 16 December, Edison Mission Energy Ltd. sold its share of Mec Priolo B.V. to IPM Eagle LLP which as a result changes the controlling shareholder of the company which holds 49% of ISAB Energy.

•                  net generation by year-end reached 4,452 GWh and 92% was obtained from syngas. Compared to the previous year this reflects the plant’s increased reliability. Lower down time due to maintenance and minor accidents allowed electricity generation to increase by over 10% compared to the previous year;

•                  the electricity was sold at a provisional rate of Euro 102.7 per MWh (CIP 6/92 rate) except for a minor amount sold (2.2%) at the surplus tariff. Based on methane price trends, which are presumed to rise (2004 over 2003) by +5.9%, the final price for 2004 is estimated at Euro 105.2 per MWh (+2.4% compared to the provisional price). In any case, it should be noted that the final value will be published by the Rate Adjustment Body for the Electricity Sector at the end of April;

•                  the National Grid requested the plant not to despatch power for the equivalent of 283.7 hours. It should be noted that the Operator’s yearly limit to exercise this right is equal to 320 hours for a total of 2,400 hours maximum over the first eight years the plant is in operation.

•                  the plant’s increased efficiency during the year allowed ISAB Energy to purchase a higher quantity of raw materials than the minimum quota therefore there were no Purchaser Shortfall costs;

•                  as a result of declarations issued by our company and the adequate documentation provided to the National Grid, based on production in 2003 the plant was granted “cogeneration” status for the year 2004 pursuant to resolution 42/02 of the Electricity and Gas Authority. Therefore, our company is not compelled to buy green certificates as required by the Bersani Decree;

•                  concerning insurance claims, on 19 February 2004, the last instalment of 1.5 million was paid to the company for accidents which occurred after take over.

•                  after specific authorisation from the banks and in consideration of the minutes of the meeting of the board of directors held on 14 June 2004, the general shareholders’ meeting of 19 July 2004 resolved to distribute dividends amounting to Euro 39 million from retained earnings. Euro 4.6 million was paid to the group company ISAB Energy Services relative to price components in accordance with the Operation & Maintenance Agreement. As a result of an amendment to the PCFA, the company adjusted the Insurance Reserve to Euro 22.4 million and made Euro 6.8 million of advance repayments to the banks of tranches B and C;

•                  in March 2004, after defining the Maintenance Programme for the current cycle of 2004 — 2007, the Maintenance Reserve amounting to Euro 6.3 million was set up. This provision should guarantee coverage for any major maintenance costs not covered by regular financial resources;

•                  interest accrued up to 31/12/2003 totalling Euro 6.1 million was paid to the financing companies in accordance with the “Subordinated Loan Agreements”:

1) Erg Power & Gas Spa	:	Euro 3.1 million
2) Edison Mission Energy	:	Euro 2.6 million
3) MEC Priolo B.V.	:	Euro 0.4 million

•                  effective December 2004, the interest rate swap relating to tranche B, already underwritten with Barclay’s Capital was partly renewed with the entrance of Banca Intesa, Unicredit and M.C.C.

•                  after Edison Mission Energy’s sale of its holdings in ISAB Energy Srl, Ponama Holdings Limited took over its obligations under the Subordinated Loan Agreement effective 16 December 2004 with the assumption of debt amounting to Euro 18.2 million. This transfer required the updating of several financing agreements in particular the Deed of Undertaking dated 16 December 2004, IPM Eagle LLP undertook obligations as per the Sponsor Agreement; with the Deed of Assignment, International Power PLC entered in the O&M Direct Agreement and as a result in the O&M Guarantee. Lastly, Ponama Holdings Limited, International Power PLC and IPM Eagle LLP became New Subordinated Creditors of the Intercreditor Agreement.

•                  on 21 December the board of directors of ERG S.p.A. resolved to take part in the national tax consolidation act for the three-year period of 2004-2006 as consolidator with most of its subsidiary companies including ISAB Energy. This was communicated to the tax authorities on 27 December.

Relations with the tax authorities

In consideration of the “report on findings” after the audit by the tax authorities for the year 1999 a risk provision amounting to Euro 0.2 million was created as of 31.12.2002 which is still adequate to face any such tax burdens.

Relations with the banks

As already mentioned, in the month of April the insurance policies covering the plants were renewed as provided for by the Project Credit Facility Agreement (PCFA). The on-going crisis in the insurance sector and in particular in the energy sector, as mentioned, prevented the company from obtaining the cover required by the banks.

Consequentially, the company and the banks reached an agreement whereby ISAB Energy obtained exemption from the block on dividends and subordinate debt repayments totalling Euro 50.0 million, agreeing in exchange to maintain Euro 22.4 million in the Insurance Reserve. This provision guarantees the banks against the higher risk of having a higher number of deductible days of business interruption over what is set forth in the Project Credit Facility Agreement. The company has also made a partial advance repayment of debt for a total of Euro 6.8 million which has improved prospective cash indices in the financial model. Lastly, the debt amortisation plan was updated in line with prospective cash flow.

Contract Management

In 2004 there were no significant developments in contracts signed by ISAB Energy with the parent company ERG Power & Gas for services relative to administration, plant management, sales and programming. All other on-going contracts carried on normally and the contract with ERG S.p.A. was renewed relative to IT systems linked to the use of SAP.

IT and telecommunications systems

For what concerns infrastructure, the local network was upgraded to 1 gigabit/s and security related to Internet access was increased using the best technology and services available on the market. A project is ready to cover the entire plant with a WiFi network.

The MIS system was completely upgraded to make it Web enabled and accessible from any PC connected to the Internet.

A business intelligence system was implemented to generate company reports on purchasing, maintenance and investments.

The Gepad and Sigef (ex GeFer) projects were completed thereby improving company investment processes and the planning of extraordinary maintenance shutdowns.

The program that enables electronic archiving of both incoming and outgoing documents, faxes and emails as well as internal correspondence, had a significant impact. This way all documents with significant importance to the company are available over the Internet.

Management and coordination

Our company is under the management and coordination of ERG S.p.A.

In particular, these activities are carried out through the definition of business strategies, indication of strategic guidelines relative to overall organisation and policies concerning employees, management of tax issues above-all concerning planning, management of communications policies, management of environmental issues, health and safety.

Staff

In 2004, in line with the process to decentralise specific ERG centrally managed activities and the consequential transfer of related shareholdings to the operating companies, 9 employees belonging to Administration, Finance and IT Systems, Sales and Production Planning and Performance, Quality, Environment and Safety, were transferred from ISAB Energy to the sub holding ERG Power & Gas with a service agreement being signed between the two companies.

Summary financial statements

Profit and Loss Account

	2004	2003	2002
	(thousands of Euro)
Revenues	477,035	417,487	420,912
Other revenues and income	534	5,579	21,400
Total revenues	477,569	423,066	442,312
Purchase costs	(182,502)	(170,620)	(164,117)
Inventory variations	(927)	(843)	1,075
Costs for services and other operational costs	(69,188)	(71,569)	(70,229)
Labour costs	(803)	(1,250)	(1,320)
EBITDA	224,149	178,784	207,721
Depreciation	(47,566)	(46,575)	(45,776)
EBIT	176,583	132,209	161,945
Net financial income (charges)	(28,719)	(39,636)	(47,232)
Net income (charges) from equity investments	—	—	—
Profit from ordinary activities	147,864	92,573	114,713
Net extraordinary income (charges)	—	(332)	(391)
Profit before taxes	147,864	92,242	114,321
Income tax	(58,122)	(11,694)	(7,362)
Net profit (loss) for the year	89,742	80,548	106,959

Revenues

The revenues consist of the sale of electricity to the National Grid amounting to Euro 463 million and approximately Euro14 million from the sale of minor products and utilities.

Other revenues and income

Other revenues and income are from leasing contracts and various revenues for services to group companies. In 2003 there was an insurance indemnity for Euro 4.5 million and in 2002 there was a penalty paid by the Snamprogetti Foster Wheeler Energy consortium for a claim of Euro 21 million.

Purchase Costs

Purchase Costs mainly refer to the supply of feedstock, other fuel oils, oxygen and vanadium.

Costs for services and other operating costs

Services received include maintenance, insurance, commercial services and technical and general consulting.

Depreciation and write-downs

This item includes economic-technical depreciation of tangible fixed assets amounting to Euro 38.7 million and intangible assets amounting to Euro 8.9 million.

The average plant life has been estimated at 23.4 years from 18 April 2000, when the IGCC plant went into production.

Net financial income (charges)

The financial charges in 2004 are mainly relative to interest on the financing totalling Euro 16.7 million and accessory bank charges and intermediation margins totalling Euro 4.0 million.

Financial income is relative to cash in the current accounts which earn approximately 1.055% interest on average. The difference in rates paid as a result of the Swap contract in 2004 amounts to Euro 7.1 million.

Income tax

Current IRES amounts to Euro 41.8 million.

Current IRAP has been calculated as Euro 6.5 million.

Balance Sheet

Below are the figures of the balance sheet compared to the figures of the previous financial period.

	31.12.04	31.12.03	31.12.02
	(thousands of Euro)

Fixed assets	691,763	731,627	766,565
Working capital	23,065	15,461	50,361
Employee severance indemnity	(105)	(168)	(161)
Other assets	24,307	20,835	37,154
Other liabilities	(69,461)	(11,727)	(17,897)
NET CAPITAL INVESTED	669,570	756,029	836,022

Shareholders’ funds	(257,113)	(206,371)	(144,083)
Medium-long term financial debt	(478,906)	(567,403)	(657,618)
Short-term financial debt	66,449	17,745	(34,322)
SHAREHOLDERS’ FUNDS AND FINANCIAL DEBTS	(669,570)	(756,029)	(836,022)

As at 31 December 2004 net invested capital amounted to approximately Euro 670 million with a decrease of about Euro 86 million.

Below is an analysis of the most significant variations between 31 December 2003 and 31 December 2004.

Fixed assets

	31.12.04	31.12.03	31.12.02
	(thousands of Euro)

Intangible fixed assets	39,799	48,063	56,331
Tangible fixed assets	651,959	683,555	710,225
Financial investments	5	9	9
Total	691,763	731,627	766,565

Net operating capital

	12/31/04	12/31/03	12/31/02
	(Euro in thousands)
Inventories	13,811	14,698	15,615
Trade receivables	53,832	43,534	76,528
Trade payables	(44,578)	(42,771)	(41,783)
Total	23,065	15,461	50,361

The inventory includes the write-down of spare parts amounting to Euro 0.9 million.

The increase of trade receivables is mainly due to the increased production obtained in the last month of the year and to the adjustment on electricity generation.

The short-term trade payables increased due to the higher value of the services and supplies received.

Other assets

	31.12.04	31.12.03	31.12.02
	(thousands of Euro)

Short term tax receivables	8,091	1,511	5,950
Other short-term receivables	3,908	4,189	17,955
Short-term prepayments and accrued income	3,099	4,274	3,989
Medium-long term amounts tax receivables	4,053	5,156	3,231
Other medium-long term receivables	5,156	5,705	6,030
Total	24,307	20,835	37,154

Short-term tax receivables mainly increased as a result of the tax on reserves.

Other liabilities

	31.12.04	31.12.03	31.12.02
	(thousands of Euro)

Short-term tax payables	(40,416)	(2,477)	(2,497)
Other short-term payables	(205)	(1,294)	(4,790)
Short-term accruals and deferred income	(292)	(369)	(543)
Other provisions for risks and charges	(28,549)	(7,587)	(10,068)
Total	(69,461)	(11,727)	(17,897)

The item short-term tax payables includes the expected tax charges IRES/IRAP of the period net of amounts paid and tax credits.

Other provisions include:

•                  the provision for cyclical maintenance which during the year registered an allocation of Euro 7.5 million and shows a total balance of Euro 14.8 million;

•                  the provision for deferred taxes amounting to Euro 13.0 million.

Net financial debt

Below is a table containing figures on medium-long term financial debt for ISAB Energy S.r.l.

	31.12.04	31.12.03	31.12.02
	(thousands of Euro)

Medium-long term amounts owed to banks	510,307	593,811	700,142
Other medium-long term amounts owed	53,017	57,654	81,425
Current amount of loans and financing	(84,418)	(84,063)	(123,949)
Total	478,906	567,403	657,618

Short-term financial debt is as follows:

	31.12.04	31.12.03	31.12.02
	(thousands of Euro)

Short-term amounts owed to banks	79,760	77,011	97,598
Other short-term amounts owed	4,657	7,051	26,351
Short-term financial liabilities	84,418	84,063	123,949

Cash on hand	(150,867)	(101,761)	(85,101)
Other short-term financial amounts	0	(47)	(4,526)
Short term financial amounts	(150,867)	(101,808)	(89,627)

TOTAL	(66,449)	(17,745)	34,322

An analysis of the net financial debt variation during the periods in question shows the following:

	2004	2003	2002
	(thousands of Euro)
CASH FLOWS FROM OPERATING
Cash flows from current operations	155,356	130,710	159,391
Charges in assets and liabilities for the period	28,885	43,112	(35,284)
Total	184,241	173,822	124,107

CASH FLOW FROM INVESTMENT
Investment	(8,045)	(13,378)	(12,059)
Disposal	5	97	—
Total	(8,040)	(13,280)	(12,059)

CASH FLOW FROM CAPITAL
Capital increase	—	—	—
Contributions to capital account	—	—	—
Dividends distributed	(39,000)	(18,260)	(25,000)
Other changes to assets	—	—	(8,534)
Total	(39,000)	(18,260)	(33,534)

CHANGE IN NET FINANCIAL	137,201	142,281	78,514

INITIAL NET FINANCIAL DEBT	549,658	691,939	770,454
Change for the period	(137,201)	(142,281)	(78,514)
FINAL NET FINANCIAL DEBT	412,457	549,658	691,939

Equity investments in other companies

ISAB Energy S.r.l. does not hold shares in its holding companies nor in the group company ISAB Energy Services S.r.l. It holds a share of 5% of the share capital of Industria Acqua Siracusana S.p.A. a consortium for handling industrial waste water.

Relations with holding companies, group companies and other correlated parties

ISAB Energy S.r.l. buys the main raw material needed for production from ERG Raffinerie Mediterranee. At the same time it sells certain raw materials and auxiliary services to the same company. The relation between the two companies also includes some contracts relative to providing industrial and general services, such as:

•                  Health assistance;

•                  Employee administration;

•                  Internal post;

•                  Fire fighting services.

ISAB Energy also receives other general services from ERG S.p.A. such as public relations and IT services and employee performance services from ERG Power & Gas S.p.A..

Payment for such services is detailed in the explanatory notes.

The company also has a service contract in place with ERG Power & Gas and MEC Priolo B.V., within the Sponsor Support Agreements.

The relationship that ties ISAB Energy and ISAB Energy Services is regulated by the Operation and Maintenance contract which assigns ISAB Energy Services the role of plant operator and maintenance provider.

For what concerns other relations with correlated parties as defined by CONSOB on 20 February 1997, and again on 27 February 1998, there are no current relations in place falling under such definition involving significant operations.

Significant issues taking place after the end of the financial period

There are no particularly significant issues after the end of the financial period. The company continues its positive performance and also in the first quarter of 2005 it has reached production results in line with the same period of 2004.

In relation to the next general shutdown scheduled for May 2005, all the necessary activities are being completed such as procuring spare parts and carrying out necessary services to ensure timeframes are adhered to and activities are conducted with respect to worker safety conditions.

In line with the spin-off process undertaken by the ERG Group, on 1 January 2005, 5 more employees from the administration and legal departments of the company were transferred to ERG Power and Gas. Consequentially the staff amount to 4. At the same time the company implemented service contracts with ERG Power & Gas to cover professional needs.

Expectations on operations

For 2005 the company expects similar performance to that of 2004. The company expects investments of about Euro 7.8 million, of which Euro 1.6 million is intended for Health, Safety and Environment. During 2005, the packing plant for vanadium concentrate, an activity that is currently outsourced, will be completed.

A general maintenance shutdown is planned for May which is expected to last for an equivalent of about 34 days and which represents the longest shutdown the plant will have experienced since its opening.

Privacy – Programme document on safety

In 2005, the ERG Group updated the “Programme Document on Safety” following the latest indications provided by the Authority on privacy and the new technical and organisation provisions introduced by the group IT system. A “Privacy” site has also been created on the company Intranet containing procedures, company forms, information and presentations on IT Privacy and Safety, these latter two are also used for internal training on the subject.

Proposal from the board of directors

Dear shareholders,

We end the management report by asking that you:

• approve your company’s financial statements for the financial period ending 31 December 2004;

• resolve on how to allocate the period profits of Euro 89,741,666, bearing in mind that there are certain limits which are set forth above in “Relations with financial institutions”.

Rome, 23 March 2005

For the board of directors

The Chairman

Jonathan Gibson

ISAB Energy S.r.1.

Annual report for the year ended December 31st 2004
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Isab Energy S.r.l.

We have audited the accompanying balance sheets of Isab Energy S.r.l. as of December 31, 2004 and 2003, and the related statements of income for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isab Energy S.r.l. as of December 31, 2004 and 2003 and the results of its operations for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Italy.

Accounting principles generally accepted in Italy vary in certain significant respects from U.S. generally accepted accounting principles. The application of the latter would have affected the determination of net income for each of the three years ended December 31, 2004 and the determination of shareholder’s equity as of December 31, 2004 and 2003 to the extent summarized in Note 10.

Reconta Ernst & Young S.p.A.

Genoa, Italy

May 18, 2005

ISAB Energy S.r.l.

Annual report for the year ended December 31st 2004

Financial statements

Balance Sheet

Assets

					12/31/2004		12/31/2003
				(Euro)
A)		Unpaid subscribed capital			—		—

B)		Fixed assets

	I.	Intangible assets
		1)	Start-up and expansion costs		1,550,473		6,783,680
		2)	Research, development and advertising costs		—		—
		3)	Patents and right to use the intellectual property of others		—		—
		4)	Concessions, licenses, trademarks and similar rights		4,653,391		4,989,853
		5)	Goodwill		—		—
		6)	Pending acquisitions of Intangible assets and payments on account		46,363		158,560
		7)	Other		33,548,668		36,131,218
		Total			39,798,895		48,063,311

	II.	Tangible assets
		1)	Land and buildings		15,734,759		15,768,242
		2)	Plants and machinery		631,374,648		661,256,779
		3)	Industrial and commercial equipment		184,952		202,589
		4)	Other		594,027		769,944
		5)	Pending acquisitions of tangible assets and payments on account		4,070,913		5,557,642
		Total			651,959,299		683,555,196

	III	Financial assets
		1)	Equity investments in:
			a) subsidiary companies		—		—
			b) affiliated companies		—		—
			c) parent companies		—		—
			e) other companies		5,165		5,165
					5,165		5,165

				within		within
		2)	Amounts receivable	12 months:		12 months:
			a) from subsidiary companies	—	—	—	—
			b) from affiliated companies	—	—	—	—
			c) from parent companies	—	—	—	—
			d) other receivables	—	—	—	3,525
					—		3,525

		3)	Other securities		—		—
		4)	Own shares, with indication of their aggregate nominal value		—		—
		Total			5,165		8,690

TOTAL FIXED ASSETS (B)					691,763,359		731,627,197

C)		Current assets

	I.	Inventories
		1)	raw materials, ancillary materials and consumer goods		13,273,663		14,345,821
		2)	work in progress and semi-finished goods		—		—
		3)	work in progress on commission		—		—
		4)	finished goods and goods for sale		439,346		294,094
		5)	advances		97,773		58,416
		Total			13,810,782		14,698,331

					12/31/2004		12/31/2003
				(Euro)

				beyond		beyond
	II.	Receivables		12 months:		12 months:
		1)	trade receivables	—	50,596,842	—	39,766,025
		2)	amounts owed by subsidiary companies	—	—	—	—
		3)	amounts owed by affiliated companies	—	—	—	—
		4)	amounts owed by associated companies	—	3,202,275	—	3,814,525
		5)	amounts owed by parent companies	—	3,393,383	—	—
		5bis )	tax credits		—		1,603,187
		5ter )	deffered tax assets	4,053,074	8,783,677	5,156,328	5,612,259
		6)	other receivables	5,156,326	9,063,832	5,704,797	9,345,216
		Total			75,040,009		60,141,212

	III.	Financial assets that are not fixed assets
		1)	shareholding in subsidiary companies		—		—
		2)	shareholding in affiliated companies		—		—
		3)	shareholding in parent companies		—		—
		4)	other shareholdings		—		—
		5)	own shares, with indication of their aggregate nominal value		—		—
		6)	other securities		—		—
		Total			—		—

	IV.	Cash and equivalents
		1)	Bank and post-office deposits		150,855,553		101,756,200
		2)	Bank checks		—		—
		3)	Cash and valuables on hand		11,370		4,686
		Total			150,866,923		101,760,886

TOTAL CURRENT ASSETS (C)					239,717,714		176,600,429

D)		Accrued income and prepayments
		•	Accrued income		—		—
		•	prepayments		3,098,930		4,273,861
TOTAL ACCRUED INCOME AND PREPAYMENTS (D)					3,098,930		4,273,861

TOTAL ASSETS					934,580,003		912,501,487

Liabilities

					12/31/2004		12/31/2003
				(Euro)
A)		Capital and reserves
	I.		Share capital		5,165,000		5,165,000
	II.		Share premium reserve		—		—
	III.		Revaluation reserves		—		—
	IV.		Legal reserve		1,033,000		1,033,000
	V.		Reserve for own shares in portfolio		—		—
	VI.		Reserve provided in the by-laws		—		—
	VII.		Other reserves:		—
	VIII.		Profits (losses) carried forward		161,172,925		119,624,793
	IX.		Profits (losses) for the financial period		89,741,666		80,548,132
TOTAL CAPITAL AND RESERVES (A)					257,112,591		206,370,925

B)		Provisions for risks and charges
		1)	Provision for retirement benefits and similar obligations		—		—
		2)	Provision for taxes, including deferred taxes		13,230,770		202,944
		3)	Other		15,318,047		7,384,510
TOTAL PROVISIONS FOR RISKS AND CHARGES (B)					28,548,817		7,587,454

C)		Employee severance indemnity			104,662		167,638

				beyond		beyond
D)		Payables		12 months:		12 months:
		1)	Debenture loans	—	—	—	—
		2)	Convertible debenture loans	—	—	—	—
		3)	Due to shareholders for financing	44,305,500	48,062,087	45,648,090	51,758,685
		4)	Due to banks	430,546,925	510,307,046	516,799,746	593,811,204
		5)	Due to other financing sources	—	—	—	—
		6)	Amounts received on account	—	—	—	—
		7)	Due to suppliers	—	23,740,004	—	21,395,127
		8)	Debts represented by negotiable instruments	—	—	—	—
		9)	Due to subsidiary companies	—	—	—	—
		10)	Due to affiliated companies	—	—	—	—
		10bis)	Due to associated companies	4,053,912	25,359,054	4,954,785	26,924,982
		11)	Due to parent companies	—	39,830,721		1,234,583
		12)	Due to the tax authority	—	1,018,626	—	2,476,602
		13)	Due to social security and insurance institution	—	44,825	—	79,230
		14)	Other debts	—	159,863	—	326,503
TOTAL DEBTS (D)					648,522,226		698,006,916

E)		Accrued expenses and deferred income
		-	Accrued expenses		291,707		368,554
		-	Deferred income		—		—
					—		—
TOTAL ACCRUED EXPENSES AND DEFERRED INCOME (E)					291,707		368,554

TOTAL LIABILITIES					677,467,412		706,130,562

TOTAL CAPITAL AND RESERVES AND LIABILITIES					934,580,003		912,501,487

				12/31/2004	12/31/2003
(Euro)
Memorandum accounts
1.	Guarantees given:
	a)	Suretyships
		in favor of affiliated companies		—	—
		in favor of others		—	—
				—	—

	b)	Endorsements		—	—
	c)	Other personal guarantees		—	—
	d)	Other real security		—	—

				—	—

2.	Other memorandum accounts
	a)	Guarantees received		—	—
	b)	Our commitments		—	—
	c)	Risks		—	—
	d)	Other		4,198,198	3,137,378
				4,198,198	3,137,378

TOTAL MEMORANDUM ACCOUNTS				4,198,198	3,137,378

Income Statement

					2004	2003	2002
				(Euro)
A)	VALUE OF PRODUCTION

		1)	Revenues from sales and services		477,035,042	417,487,546	420,912,077
		2)	Changes in inventories of finished goods, semi-finished goods and works in progress		145,252	181,001	(137,317)

		3)	Changes in work in progress on commission		—	—	—
		4)	Capitalized internal work		1,629,811	1,421,152	823,962
		5)	Other revenues and incomes:
			other		534,346	5,579,269	21,400,135
			contributions for operating expenses		—	—	—
					534,346	5,579,269	21,400,135

TOTAL VALUE OF PRODUCTION (A)					479,344,451	424,668,968	442,998,857

B)	COST OF PRODUCTION

		6)	For raw materials, ancillary materials, consumer goods, and goods for sale		(184,131,787)	(172,040,656)	(164,941,851)
		7)	For services		(55,435,550)	(59,260,621)	(58,114,760)
		8)	For leases and rentals		(1,730,325)	(1,595,681)	(1,856,230)
		9)	For personnel costs:
			a) wages and salaries		(562,837)	(886,917)	(951,889)
			b) social security costs		(196,738)	(285,029)	(284,266)
			c) provision for severance indemnity		(39,871)	(61,972)	(65,045)
			d) pension costs		—	—	—
			e) other costs		(3,252)	(16,161)	(18,599)
					(802,698)	(1,250,079)	(1,319,799)

		10)	Value adjustments
			a) Amortization of intangible assets		(8,855,502)	(8,740,658)	(8,795,294)
			b) Depreciation of tangible assets		(38,710,855)	(37,834,415)	(36,980,636)
			c) Other devaluation of fixed assets		—	—	—
			d) devaluation of claims included in current assets and of cash and equivalents		—	—	—
					(47,566,357)	(46,575,073)	(45,775,930)

		11)	Changes in inventories of raw materials, ancillary materials, consumer goods and goods for sale		(1,072,158)	(1,024,378)	1,212,427

		12)	Provisions for risks		—	—	—
		13)	Other provisions		(7,966,174)	(5,478,818)	(6,458,753)
		14)	Sundry operating charges		(4,056,339)	(5,234,282)	(3,799,371)

TOTAL COSTS OF PRODUCTION (B)					(302,761,388)	(292,459,588)	(281,054,267)

DIFFERENCE BETWEEN VALUE AND
COST OF PRODUCTION (A-B)					176,583,063	132,209,380	161,944,590

C)		FINANCIAL INCOME AND CHARGES
	15)	Income from equity investments:
			from subsidiary companies		—	—	—
			from affiliated companies		—	—	—
			from other companies		—	—	—
			tax credits on dividends		—	—	—
					—	—	—

	16)	Other financial income:
		a)	from claims entered as fixed assets
			from subsidiary companies		—	—	—
			from affiliated companies		—	—	—
			from parent companies		—	—	—
			from other companies		—	—	—
					—	—	—
		b)	from securities entered as fixed assets other than equity investments		—	—	—

		c)	from securities entered as current assets other than equity investments		—	—	—

					2004	2003	2002
				(Euro)
		d)	other income not included in the above
			from subsidiary companies		—	—	—
			from affiliated companies		—	—	—
			from parent companies		—	—	52,306
			from associated companies		3,056	176,710	25,969
			other companies		1,489,859	2,003,713	2,431,860
					1,492,915	2,180,423	2,510,135

					1,492,915	2,180,423	2,510,135

	17)	Interest and other financial charges:
			subsidiary companies		—	—	—
			affiliated companies		—	—	—
			parent companies		(1,231,148)	(1,654,727)	(2,803,600)
			associated companies		(545)	(105,005)	(114,739)
			other companies		(28,978,346)	(40,330,245)	(46,818,969)
					(30,210,039)	(42,089,977)	(49,737,308)

	17bis)		Profits and losses on foreign currency exchanges		(2,342)	273,453	(4,650)

TOTAL FINANCIAL INCOME AND CHARGES (C)					(28,719,466)	(39,636,101)	(47,231,823)

D)		VALUE ADJUSTMENT OF FINANCIAL ASSETS

	18)	Revaluation
		a)	of equity investments		—	—	—
		b)	of fixed financial assets other than equity investments		—	—	—
		c)	of securities entered as current assets other than equity investments		—	—	—
					—	—	—
							—
	19)	Devaluation					—
		a)	of equity investments		—	—	—
		b)	of fixed financial assets other than equity investments		—	—	—
		c)	of securities entered as current assets other than equity investments		—	—	—
					—	—	—
							—
TOTAL VALUE ADJUSTMENT OF FINANCIAL ASSETS (D)					—	—	—

E) EXTRAORDINARY INCOME AND CHARGES
	20)	Extraordinary income
			gains on disposal of assets		—	—	—
			contingent assets		—	—	—
			other		—	—	—
					—	—	—

	21)	Extraordinary charges
			losses on disposal of assets		—	—	—
			income taxes pertaining to previous years		—	(331,600)	(305,286)
			contingent liabilities		—	—	—
			other		—	—	(85,992)
					—	(331,600)	(391,278)

TOTAL EXTRAORDINARY INCOME AND CHARGES (E)					—	(331,600)	(391,278)

PROFITS (LOSSES) BEFORE INCOME TAXES (A-B±C±D±E)					147,863,597	92,241,679	114,321,489

	22)	Current, deferred and advance income taxes for the year			(58,121,930)	(11,693,547)	(7,362,343)

23) PROFITS (LOSSES) FOR THE FINANCIAL PERIOD					89,741,666	80,548,132	106,959,146

ISAB Energy S.r.l.

Annual report for the year ended December 31st 2004

Notes to the financial statements

1.   The Company

ISAB Energy is owner of the IGCC - Integrated Gasification Combined Cycle plant, located in the city of Priolo Gargallo, designed to generate electricity using processing residuals from the refinery.

2.   Criteria for the preparation of the financial statements

The policies used in drafting the annual report for the financial period ending 31 December 2004 are in compliance with the law and accounting principles issued by the National Council of Professional Accountants and Bookkeepers.

The annual report is composed of the Balance Sheets, the Profit and Loss Account and the Explanatory Notes and is presented together with the Management Report drafted by the board of directors. It includes provisions on financial statements introduced by the Reform on Company Law contained in Legislative Decree 6 of 17 January 2003 and later amendments.

All items in the balance sheet are presented with figures from the 2003 balance sheet for comparison while the data contained in the profit and loss account are compared to that from the last two financial periods.

Comments on the most significant variations are contained in the section “Comment on economic-financial results” found in the Management Report.

The Balance Sheet and Profit and Loss Account express rounded values in Euro. The difference compared to the precise value in cents is found in the Profit and Loss Account under income and extraordinary charges.

For additional clarity and consistency with past statements, all amounts in the explanatory notes are rounded to thousands of Euro. As a consequence, in certain prospectuses the totals may slightly differ from the totals of amounts they are comprised of.

The 2004 financial statements were audited by Reconta Ernst & Young S.p.A..

3.   Accounting principles and evaluation criteria

Hereinafter, we specify the accounting principles used and evaluation criteria applied in compliance, in all cases, with provisions set forth in art. 2423, 2423 bis and 2426 of the Civil Code.

The evaluation criteria used to draft the 2004 annual report are in compliance with those used in previous financial periods.

It should be noted that starting from 1 January, regular contingent assets and liabilities relative to the differences in evaluations made in previous years are shown in the profit and loss account by type instead of under “other revenues and income” and “other operating charges”. The impact of each listing, if significant, is commented on in the description of each item in the profit and loss account.

3.1   Intangible fixed assets

Intangible fixed assets are calculated at their purchase or production price including direct financial charges incurred at completion date and they are adjusted at a constant rate in relation to their lifecycle and in relation to the possibility of being reused.

In detail, the rates are obtained by applying the following criteria:

•                  formation and expansion expenses are amortised over five years;

•                  the licenses for industrial processes in relation to the contract term stipulated with the licensor;

•                  software licenses lasting for three years;

•                  contribution to ENEL for installing power lines to connect the IGCC plant for the amount of time established;

•                  expenses and charges related to project financing for the duration of the financing obtained from banks.

3.2   Tangible fixed assets

Tangible fixed assets are calculated at their purchase or production price and they are shown net of provisions for value adjustments.

The values shown have not been revaluated.

The cost of assets includes financial charges incurred during construction.

Expenses for expansion, modernisation and transformation and expenses for increased maintenance are capitalised and amortised in relation to the life cycle of the asset in question.

Expenses for constant maintenance and repairs are entered in the profit and loss account of the financial period when the event takes place.

The value adjustment rates applied are as follows in relation to the type of asset and they follow the principles of prudence and are in accordance with the adjustment plan already established and in line with the estimated residual possibility to use each asset:

	%	Level of adjustment as of 31.12.04

Industrial buildings	3-4	17%
Light buildings	10	43%
Systems in the IGCC plant	3.3-8.2	21%
Industrial equipment	10	40%
Office furniture and equipment	12	56%
Various equipment	10	50%
Electronic machinery	20	69%
Motor vehicles	25	100%

In relation to the IGCC plant, the rates above are in reference to the evaluations from an independent assessment of each technical unit in the plant.

3.3   Investments

Investments are listed in the balance sheet at their acquisition cost or reduced for lasting loss in value.

3.4   Inventories

Stocks of raw materials are valued using the LIFO method (Last In – First Out) calculated yearly or based on the current market value, whichever is lower.

Finished products are valued based on current market value.

Stocks of subsidiary materials and consumables are valued at their average calculated price or current market value, whichever is lower.

3.5   Creditors and debtors

Creditors and debtors are entered in the balance sheet at their rated value. For debtors the value is reduced to the presumed payment value by allocating to a specific provision.

Debtors and creditors in other currencies are converted into Euro at the exchange rate of the date of the operation and the difference between the value and the amount actually paid or received is entered in the profit and loss account under financial charges and income.

The differences in exchange rates, originating from the transfer of creditors and debtors in the currency at the exchange rate of the end of the period compared to that calculated on the date of the operation are entered in the profit and loss account.

3.6   Current and deferred income taxes

Current taxes are accrued based on the forecast tax charges for the period also taking into account the effects deriving from following the “tax consolidation” instituted by the Unified Tax Act on income.

Furthermore, in relation to the relevant item, deferred taxes are accrued based on the temporary differences which arise between statutory results and relative taxable income or losses declared.

Prepaid taxes entered into the balance sheet are subject to the reasonable certainty that they can be returned also within the “tax consolidation”. Accrued deferred taxes are not calculated for doubtful debtors. These deferred taxes are calculated based on the average tax rates expected in the periods in which the taxable temporary differences are paid.

3.7   Accruals and payables

Prepayments/accruals and accrued/differed income are entered in relation to the relevant term in accordance with provisions set forth in art. 2424 B of the Civil Code.

3.8   Provisions for risks and charges

Provisions for risks and charges are allocated to face determined liabilities, whether certain or probable, where their amount or date is unknown by year end.

3.9   Maintenance cycles

Provisions for extraordinary periodical maintenance are made pro rata temporis for each financial period based on an estimate of expenses to be made and the multi-year programme of regular maintenance for the IGCC plant.

3.10 Employee severance indemnity

The item represents the accrued liability for all employees calculated based on legislation in force and labour contracts in place at year end.

3.11 Memorandum accounts

Memorandum accounts are calculated at the value of their confirmation or receipt and the potential value of calculated.

In relation to accounting policy 22 drafted by the National Council of Professional Accountants and Bookkeepers, the guarantees issued against written amounts due in the balance sheet should not be entered as a memorandum account but should be listed in the explanatory notes where necessary under the comments relative to the section on amounts due.

3.12  Operations within the group and related parties transactions

During the financial period the company carried on sales, services and financial relations with the parent company and with associated companies within the group. These relations were governed by contracts and at market conditions with the exception of a financing agreement at zero interest to be reimbursed over ten years which expires in the year 2010.

The figures in the Balance Sheet reflect the year-end situation and the Profit and Loss Account shows figures following the evolution of company control during the financial period.

The most significant figures concern:

•                  the administration of feedstock which is the raw material used by the IGCC plant in relation to the Feedstock Supply Agreement dated 20 June 1996. This material comes from the ISAB refinery processing residuals, South Plant, owned by the associated company ERG Raffinerie Mediterranee S.p.A.;

•                  mutual supply of minor products between the company and ERG Raffinerie Mediterranee in view of the Minor Products Agreement dated 5 April 1996. As an example and limited to such it is referred to products such as diesel fuel, gas, fuel oil, steam and heat;

•                  financing within the Project financing operation named “sub-debt” based on agreements made between financing banks and sponsors;

•                  services provided by the associated company ISAB Energy Services S.r.l., under the Operation & Maintenance contract dated 5 April 1996 for operating and maintaining the IGCC plant;

•                  support to company staff for sales, planning and performance, secretarial work, administration and finance provided by ERG Power & Gas based on the Provision of Service Agreement dated 22 December 2003.

Lastly, also a part of the services for the company, there are those provided by ERG S.p.A. for assistance relative to legal, company, tax and administration council and public relations and IT services; by ERG Raffinerie Mediterranee for employee administration, organisation and human resources management, health assistance and fire fighting services.

Services provided by ISAB Energy are directly concerned with legal activities and IT support, namely hosting the Expert Advanced System, ISAB Energy Services and leasing office space to the latter company and to ERG Power & GAS.

The value of operations within the group is detailed below.

Relations with other associated entities concern financing subject to that obtained with the Project Financing operation and a service contract with financing institutions, legal offices and insurance companies handled by the parent company and minor shareholder MEC Priolo B.V. – Holland. Since 17 December 2004 the company has been held by a partnership between International Power - England and Mitsui & Co. – Japan, whereas up until 16 December 2004 the company was entirely owned by the American group Edison Mission Energy.

3.13 Financial expenses

Interest charges and financial charges incurred from financing obtained from the parent company and later from financing received through the Project Financing until the date the plant went into production (April 18, 2000) were capitalised under the various items of assets.

Interest charges and financial charges after that date were included to form the final economic result.

3.14 Profit and loss account

Revenues and expenses are shown in the profit and loss account according to the relevant term.

3.15 Extraordinary income and charges

This item shows the effects of changes in accounting policies from extraordinary events irrelevant to company operations and taxes relative to previous periods deriving from a dispute with the tax administration.

4.   Adjustment of the Balance Sheets and Income Statements for the previous periods

As mentioned above, the balance sheet and financial statements as of 31 December 2004 include new regulations on financial statements introduced by reforms on Company Law pursuant to Legislative Decree 6 of 2003 and amended by Legislative Decree 37 of 2004.

In order to standardise accounting policies for the 2004 balance sheet and financial statements from 2003 and 2002, the following was implemented:

•                  reclassification of receivables due from the tax authority displayed for such period in Item (C)(II)(6) “Receivables from other debtors” to the newly-formed Item (C)(II)5-bis) “Tax credits”;

•                  reclassification of advance taxes displayed for such periods in (C)(II)(6) “Receivables from other debtors” to the newly-formed Item (C)(II)5-ter) “Deffered tax assets”;

•                  reclassification of payables due to shareholders of a financial nature in Item (D)(12) “Payables to parent companies” and Item (D)(5) “Payables to other financing sources” to the newly-formed formed Item (D)(3) “Payables for shareholders for financing”;

•                  reclassification of profits on foreign currency exchanges included in Item (C)(16)(d) “Other financial income” to the newly-formed Item (C)(17-bis) “Profits and losses on foreign currency exchanges”;

•                  Reclassification of the losses on foreign currency exchanges included in Item (C) (17) “Interests and other financial charges” to the newly-formed Item (C) (17-bis) “Profits and losses on foreign currency exchanges”.

5.   Management and coordination

The company is under the management and coordination of the parent company ERG S.p.A., registered offices in Milan, Via N. Piccinni 2.

Significant data from the last annual report for ERG S.p.A. is attached.

6.   Project financing

Below is a general overview of the loans, guarantees and relations deriving from the project financing closed in 1996 with the signing of the project financing contract and subjected to further changes on 15 September 2000 during the refinancing operations:

•                  taking out a grade 1 mortgage in favour of San Paolo IMI S.p.A. as guarantee for the payment of amounts and loans deriving from the Project Financing contract. The mortgage is on the land where the I.G.C.C. is located in Priolo Gargallo;

•                  a special lien in favour of San Paolo IMI S.p.A. as guarantee for the payment of amounts and loans deriving from the Project Financing contract. The lien is on the systems, machinery, equipment, raw materials, semi-finished products, finished products, stocks and credit derived from the sale of such goods;

•                  assignment of all financial rights in relation to amounts received when applying penalties pursuant to or in relation to project contracts – as detailed in the Assignment Act – in favour of San Paolo IMI S.p.A. The assignment is as a guarantee for all the debts undertaken pursuant to or in relation to the Project Financing Contract;

•                  assignment to San Paolo IMI S.p.A. of all insurance claims payable or received in relation to insurance required by the Project Financing Contract (with the exception of indemnities relative to employee accidents or payment for damages to third parties).

The duration of the debts after refinancing has been extended from eight to fourteen years from the payment of the first instalment which was paid on 15 December 2000 and so until 15 December 2014.

In 2004, a lower tied amount was renegotiated with the financing banks for the Insurance reserve account for business interruption for an amount of Euro 22,437 thousand. The tied current account is held at Citibank of Milan. This amount held until 15 April 2005 is tied to the expiry date of the current insurance policy.

Furthermore, incoming and outgoing financial operations of the company are monitored and under the constant supervision of the financing banks.

7.   Balance Sheet Analysis

Assets

Fixed Assets (Euro 691,763 thousand)

7.1   Intangible fixed assets

	Formation and expansion expenses	Concessions, licenses and trademarks	Intangible assets in progress and payments on account	Other intangible assets	Total

Past expenses	26,166	9,491	159	45,761	81,576
Value adjustments	(19,382)	(4,501)	-	(9,630)	(33,513)
Balance as of 31.12.03	6,784	4,990	159	36,131	48,063

Period movements:
Acquisitions	—	—	591	—	591
Capitalisations/accounting adjustments	—	—	—	—	—
Accounting adjustments	—	703	(703)	—	—
Transfers and dismissals	—	—	—	—	—
Value adjustments	(5,233)	(1,040)	—	(2,583)	(8,856)
Devaluation	—	—	—	—	—

Past expenses	26,166	10,194	46	45,761	82,167
Value adjustments	(24,616)	(5,541)	—	(12,212)	(42,368)
Balance as of 31.12.04	1,550	4,653	46	33,549	39,799

Formation and expansion expenses consist of Euro 1 thousand for formation expenses and Euro 1,549 thousand for start-up expenses viewed as returnable and directly attributed to starting up operations. They contain financial charges amounting to Euro 113 thousand and consist of:

•                  Euro 1,160 thousand for services carried out by the associated company ISAB Energy Services S.r.l., on our behalf and in our interest for training, organisation and specific training for qualified personnel who today is employed at the IGCC plant;

•                  Euro 390 thousand for technical and legal consulting and services needed to draft and develop the project.

The above figures are net of value adjustments applied which amount respectively to Euro 8 thousand and Euro 24,608 thousand.

Concessions, licenses, trademarks and similar rights consist of Euro 4,082 thousand for the license to use the Texaco gasification process in addition to financial charges amounting to Euro 781 thousand. The depreciations applied are equal to Euro 2,848 thousand.

Additionally, the item includes software licenses purchased totalling Euro 572 thousand net of the value adjustment of Euro 2,692 thousand. The addition of Euro 703 thousand is for the technical documentation management system, development of the Archimede intranet and for upgrading SAP software and the Production and Management Information System.

The intangible assets in progress for Euro 46 thousand consist of Euro 25 thousand for consolidating SAP software and 21 thousand for a feasibility study on a system to recover vanadium.

Other intangible assets include financial charges amounting to Euro 5,097 thousand and the amount paid to ENEL to connect the IGCC plant to the 380 and 150 Kw power lines for a total of Euro 19,807 thousand as well as expenses amounting to Euro 13,742 thousand for legal and financial services and technical support to implement the Project Financing operation. The above figures are shown after value adjustments amounting respectively to Euro 6,175 thousand and Euro 6,037 thousand.

7.2               Tangible fixed assets

	Land and buildings	Plants and machinery	Other fixtures and fittings, tools and equipment	Other goods	Tangible assets in course of construction and payments on account	Total
Past expenses	18,122	793,427	296	1,788	5,558	819,190
Value adjustments	—	—	—	—	—	—
	18,122	793,427	296	1,788	5,558	819,190

Financial/technical adjustments	(2,354)	(132,170)	(94)	(1,018)	—	(135,635)
Devaluation	—	—	—	—	—	—
Balance as of 31.12.03	15,768	661,257	203	770	5,558	683,555

Period movements:
Acquisitions	—	—	—	—	7,454	7,454
Capitalisations/accounting adjustments	625	8,193	13	109	(8,940)	—
Transfers and dismissals	—	(322)	—	(17)	—	(339)
Financial/technical value adjustments	(659)	(37,753)	(31)	(268)	—	(38,711)
Devaluation	—	—	—	—	—	—

Past expenses	18,748	801,199	309	1,713	4,071	826,040
Value adjustments	—	—	—	—	—	—
	18,748	801,199	309	1,713	4,071	826,040

Financial/technical value adjustments	(3,013)	(169,824)	(125)	(1,119)	—	(174,081)
Devaluation	—	—	—	—	—	—
Balance as of 31.12.04	15,735	631,375	185	594	4,071	651,959

Tangible fixed assets consist of financial charges incurred during construction and capitalised for each asset. This amount as of 31 December 2004 totals Euro 89,235 thousand of which Euro 1,181 thousand under the item land and buildings and Euro 88,054 thousand under systems and machinery.

The item land and buildings includes Euro 2,219 thousand of the amount which is not adjusted of the entire area where the IGCC plant is located while the land of the systems and buildings is accounted according to each asset it belongs to.

All the buildings are for industrial purposes and amount to Euro 13,121 thousand. They include the group of buildings making up the entrance and reception, offices, cafeteria, warehouse, control room, laboratory, sheds, streets, parking areas and other infrastructures. The item includes Euro 395 thousand for light buildings. The value adjustment of Euro 3,013 thousand is divided into Euro 2,717 thousand for buildings and Euro 296 thousand for light buildings.

Capitalisation for Euro 625 thousand is mainly for upgrading the LAN, improving the warehouse fire fighting system and routes and building parking areas and installing street signs and signals.

Plants and machinery include the IGCC - Integrated Gasification Combined Cycle plant.

The amount of Euro 801,199 thousand consists of Euro 736,629 thousand for systems in the power plant, Euro 58,633 thousand for the substations and Euro 5,937 thousand for auxiliary systems for processing and treatment.

A value adjustment of Euro 169,824 thousand was applied in reference to the estimated technical-economic lifecycle for an average of over 19 years. The “component approach” was used for the estimate in reference to the main components of each technical unit.

The new capitalisations of the period are Euro 69 thousand for the substation and Euro 8,124 thousand for the power plant. The most significant investments include Euro 2,578 thousand for eliminating construction defects and installing new steel components, Euro 2,410 thousand for strategic spare parts, 1,575 thousand Euro for improving the safety and protection system and Euro 765 thousand for installing washing and measuring systems and for improving instruments.

Other goods, net of the relative value adjustment provision, are Euro 208 thousand for office furniture and equipment, Euro 333 thousand for electronic machines, Euro 53 thousand for various equipment and consumables.

In the item tangible assets in course of construction and payments on account includes Euro 3,980 thousand for investments in progress and Euro 91 thousand for payments on account.

7.3                               Financial fixed assets

	Equity investments
	Subsidiary companies	Associated companies	Other companies	Loans	Total

Past expenses	—	—	5	4	9
Devaluation	—	—	—	—	—
Balance as of 31.12.03	—	—	5	4	9

Period movements:
Acquisitions	—	—	—	—	—
Payments	—	—	—	—	—
Transfers and dismissals	—	—	—	(4)	(4)
Returns	—	—	—	—	—
Devaluation/use of provision for losses	—	—	—	—	—

Past expenses	—	—	5	—	5
Devaluation	—	—	—	—	—
Balance as of 31.12.04	—	—	5	—	5

The value of equity investments in other companies refers to the cost of acquisition at the nominal value for 100 shares equal to 5% of the share capital of the company Industria Acqua Siracusana S.p.A., registered offices in Syracuse. The net worth of the holding amounted to Euro 108 thousand as of 31 December 2003.

Current Assets (Euro 239,718 thousand)

7.4               Inventories

	31.12.04	31.12.03
Raw materials	3,615	3,432
Consumables	9,659	10,914
Finished products and goods	439	294
Payments on account	98	58
TOTAL	13,811	14,698

The stock of raw materials rose mainly due to the higher amount of diesel fuel in stock at the end of the period. Overall stocks of raw materials amount to 25,669 tons compared to 25,291 tons the previous period. The LIFO reserve amounted to Euro 2,578 thousand as of 31 December 2004.

The decrease in consumables is due to operational spare parts which were considered as strategic following an in-depth study and so they were entered under the item plants. Euro 850 thousand for devaluation booked in 2003 remained unchanged as the estimate is still adequate to face any value losses while waiting to define the use of spare parts that might not be suitable for the IGCC plant.

The increase in finished products is due to a rise in the vanadium market. Sulphur products have dropped slightly due to lower quantities in stock.

Payments on account are amounts paid to suppliers for purchasing spare parts and consumables that are to be delivered during the initial months of the following financial period.

7.5               Receivables

	31.12.04	31.12.03
Trade debtors	50,597	39,766
Amounts owed by associated companies	3,202	3,815
Amounts owed by parent companies	3,393	—
Amounts owed by tax administration	—	1,603
Advance taxes	8,784	5,612
Other debtors	9,064	9,345
TOTAL	75,040	60,141

Details on debtor figures are provided below:

Trade Receivables

	31.12.04	31.12.03
Amounts receivable for the sale of electricity	48,998	39,216
Other receivables for sales	1,598	550
TOTAL	50,597	39,766

These amounts are for the sale of electricity during the month of December 2004 and include the final rate adjustment for the entire financial period estimated at Euro 10,895 thousand. The increase is mainly due to a rise in production in the last month of the year compared to December 2003. The amount in question was paid in February 2005. The rate adjustment will be officially announced by the Rate Adjustment Body for the electricity sector in April 2005.

Other receivables for sales concern the sale of sulphur and vanadium.

Receivables from associated companies

	31.12.04	31.12.03
Trade receivables:
ERG Raffinerie Mediterranee S.r.l.	3,151	3,078
ERG Petroli S.p.A.	—	620
ISAB Energy Services S.r.l.	51	69
	3,202	3,768
Financial receivables:
ERG Petroli S.p.A.	—	47
TOTAL	3,202	3,815

Amounts owed by ERG Raffinerie Mediterranee are for the sale of minor products mainly during the last quarter of 2004. Amounts owed by ISAB Energy Services are for leasing office space and amounts for recuperating expenses for general services.

Receivables from parent companies

	31.12.04	31.12.03
Trade receivables:
ERG Power & Gas S.p.A.	33	—

Other receivables:
ERG S.p.A.	3,360	—

TOTAL	3,393	—

Amounts owed by ERG Power & Gas are for leasing office space and amounts for recuperating expenses for general services.

Other amounts are relative to the payment of VAT for the month of December 2004 transferred to ERG S.p.A. for the group central account.

Tax receivables

	31.12.04	31.12.03

Receivables due from Tax Authority		1,603
TOTAL	—	1,603

Amounts owed by tax administration are for the use of an IRAP 2003 credit as partial cover for tax payments in 2004.

Deferred tax asset

	31.12.04	31.12.03
IRES deferred	5,302	2,346
IRAP deferred	3,482	3,267
TOTAL	8,784	5,612

Amounts for advance taxes are almost entirely for taxes on provisions for risk and charges.

Limited to IRAP in addition to that calculated on the temporary difference between various financial periods, Euro 2,808 thousand in advance taxes on financial charges is in suspension and capitalised until the IGCC plant entered into production and it will be paid over the next financial periods together with adjustment amounts.

Below is an outline of temporary differences and advance taxes:

		31.12.04			31.12.03
	Taxable	IRES 33%	IRAP 4.25%	Taxable	IRES 33%	IRAP 4.25%

Reserve for maintenance	14,768	4,873	628	7,352	2,426	312
Other reserves	550	182	23	37	12	2
Capitalised financial charges	66,060	—	2,808	69,889	—	2,970
Other IRAP temporary differences	548	—	23	601	—	26
Other IRES temporary differences	748	247	—	740	244	—

Charges for electricity transmission services	—	—	—	(1,020)	(337)	(43)
TOTAL		5,302	3,482		2,346	3,267

Other

Receivables

	31.12.04	31.12.03
Receivable for damage compensation	6,030	6,030
Receivables for insurance reimbursements	—	1,479
Receivables from employees	1	10
Receivables from suppliers and other creditors	3,033	1,826
TOTAL	9,064	9,345

The amount of Euro 6,030 thousand remained unchanged after the partial payment of Euro 15 million was paid in February 2003 for indemnity granted to the company concerning the dispute with Consorzio Snamprogetti Foster Wheeler Energy in 30 December 2002 and accounted for in the 2002 balance sheets for Euro 21,030 thousand. This amount is amount is regulated by a pro soluto transfer of credit that the above-mentioned Consortium had from Texaco Development and can be compensated with the yearly amounts owed as royalties to use the Texaco gasification process. The term in which the amounts can be compensated is by the end of the license contract with Texaco set for the year 2012.

Other receivables amounting to Euro 3,033 thousand include Euro 2,879 thousand for fees paid for transmitting electricity generated in 2002, 2003 and 2004. These fees were applied by the National Transmission Grid Operator after provisions issued by the Authority on Electricity and Gas, however they were ruled against by the Administrative Court of Lombardy on a petition for recourse.

Amounts realisable beyond twelve months regard payments for damage claims from the Consortium which can be compensated with the accumulation of royalties on the gasification process.

7.6                               Cash and equivalents

	31.12.04	31.12.03
Bank and postal current accounts:
- regular current accounts	77	76
- Project Financing account	150,778	101,680
	150,856	101,756

Cash on hand	11	5
TOTAL	150,867	101,761

This item includes cash at hand at year end and in current accounts after careful administration of cash governed by agreements made with financing banks.

The balance in the bank accounts are mainly in accounts held at Citibank Milan (the project financing bank account) where all incoming and outgoing capital is moved according to the rules set forth in the project financing contract.

It should be noted that the tied account “Insurance reserve account”, which acts as a guarantee for any loss of insurance cover due to variations in the business interruption limit, was reduced from Euro 23,959 thousand to Euro 22,657 thousand. The duration of the tie is subject to the renewal of the current insurance policy which expires on 15 April 2005.

7.7   Accrued income and prepayments

Prepayments

	31.12.04	31.12.03
Surety premiums	—	42
Insurance	2,877	3,879
Service fees and other	222	353
TOTAL	3,099	4,274

Accrued income for insurance is relative to policy premiums to cover for property risks and civil liability. They expire at the end of the period in question.

Other accrued income is mainly for fees for steam services provided to ERG Raffinerie Mediterranee amounting to Euro 224 thousand.

The accrued income is attributed to the 2005 financial period.

Below is an outline of items in assets accounted by due date:

	Within 12 months	within 5 years	beyond 5 years	Total
Debtors in tangible fixed assets
- payments on account	91	—	—	91
Debtors in current assets
- payments on account (stocks)	98	—	—	98
- trade debtors	50,597	—	—	50,597
- amounts owed by associated companies	3,202	—	—	3,202
- amounts owed by parent companies	3,393	—	—	3,393
- advance taxes	4,731	1,950	2,103	8,784
- other debtors	3,908	4,261	895	9,064
	65,928	6,211	2,999	75,138
Prepayments and accrued income
- accrued payment	3,099	—	—	3,099
TOTAL	69,118	6,211	2,999	78,328

Liabilities

7.8   Shareholders’ equity

Share Capital

The amount, fully paid up, is subscribed as follows:

	Share of capital	%
ERG Power & Gas S.p.A. - Rome	2,634,150	51
MEC Priolo BV - Netherlands	2,530,850	49
TOTAL	5,165,000	100

Legal reserve (Euro 1,033 thousand)

The legal reserve was formed in 2002 after the allocation of 2001 year-end profits and corresponds to one fifth of the share capital.

Profits (Losses) carried forward (Euro 161,173 thousand)

The item increased for 2003 profits brought forward for Euro 80,548 thousand and decreased in July 2004 for Euro 39,000 thousand as an effect of previous profits being distributed to shareholders.

	31.12.04	31.12.03
2001 profit brought forward	12,666	12,666
2002 profit brought forward	106,959	106,959
2003 profit brought forward	80,548	—
Distribution of previous profit	(39,000)	—
TOTAL	161,173	119,625

Changes in Capital and Reserves

	Share capital	Share premium account	Legal reserve	Other reserves	Profit (loss) brought forward	Profits (loss) for the financial period	Total capital and reserves
Balance as of 31.12.2001	5,165	—	—	15,493	(6,960)	56,959	70,657

Cover for loss 1999 and 2000	—	—	—	(6,960)	6,960	—	—
Destination of residual reserve in

Financial debt account	—	—	—	(8,533)	—	—	(8,533)

Destination of 2001 profit	—	—	1,033	—	30,926	(31,959)	—
Distribution of 2001 profit	—	—	—	—	—	(25,000)	(25,000)
Profit or loss for the 2002 financial period	—	—	—	—	—	106,959	106,959
Balance as of 31.12.2002	5,165	—	1,033	—	30,926	106,959	144,083

Destination of 2002 profit	—	—	—		106,959	(106,959)	—
Distribution of 2002 profit	—	—	—		(18,260)	—	(18,260)
Profit or loss for the 2003 financial period	—	—	—	—	—	80,548	80,548
Balance as of 31.12.2003	5,165	—	1,033	—	119,625	80,548	206,371

Destination of 2003 profit	—	—	—	—	80,548	(80,548)	—
Distribution of previous profit	—	—	—	—	(39,000)	—	(39,000)
Profit or loss for the 2004 financial period	—	—	—	—	—	89,742	89,742
Balance as of 31.12.2004	5,165	—	1,033	—	161,173	89,742	257,113

The following table shows the items in the capital and reserves with indications on their use and distribution possibilities as well as any legal ties.

Type/description	Amount	Possible use	Amount available	Amount in tax suspension
Share capital	5,165	—		—

Legal reserve	1,033	B	—	—
Profit (loss) brought forward	161,173	A B C	161,173	—
Profits (loss) for the financial period	89,742	A B C	89,742	—
Total	257,113		250,915	—
Amount not available [art. 2426, 5) C.C.]			(1,550)	—
Amount which can be distributed			249,364	—

Legend: A – to increase share capital; B – to cover loss; C – for distribution to shareholders

Within the agreements made with financing banks, the amounts available for distribution to shareholders are subject to their approval after checking the conditions required by the project financing contract, which require that certain financial indexes are reached and that there are not certain “default” situations.

Due to the elimination of fiscal interferences and the tax deduction made directly on the tax return accordingly to the art. 109/4 b) of TUIR, if profits and/or reserves are distributed, the amount of the reserves and profits brought forward should not fall below the total remaining amount of negative unaccountable items deducted which after deferred taxes is estimated at Euro 21,946 thousand. If this happens, the amount of distributed reserves and/or profits that reaches this minimum level will be included as taxable income for the company.

7.9   Provision for risks and charges

			Variations
	31.12.04	31.12.03	Increases	Decreases
Provision for deferred taxation	13,028	—	13,028	—
Provision for past taxation	203	203	—	—
Provision for maintenance	14,768	7,352	7,416	—
Other provisions	550	33	550	(33)
TOTAL	28,549	7,587	20,994	(33)

The provision for deferred taxation consists of Euro 11,541 for IRES and 1,486 thousand Euro for IRAP. The allocation is to cover tax amortisation that is not included in the profit and loss account and that is indicated in the company income tax declaration.

The provision for past taxation was formed in 2002 to face the increasing tax burden of the 1998 and 1999 after being notified of an audit and adjustment for tax withholdings and VAT. The provision was used for the 1998 amount after the audit. The remaining amount remains allocated while the 1999 income tax is being defined.

The “Cyclical maintenance fund” was adjusted with the figures applicable to the period for the cost of the plant shutdown for the performance of extraordinary maintenance, scheduled in the first half of 2005 for some of technical units, and in the year 2006 for the remainder.

The maintenance plan approved by the associated company, ISAB Energy Services, provides for shutdowns on a four-year cycle for each plant train, and on a two-year cycle for general parts.

The other provisions are relative to potential risks for returning certain privileged terms obtained in the past from ISAB Energy Services which may be transferred to ISAB Energy under the Operation & Maintenance contract. Its use during the year regards the allocation in 2003 of charges on finished products incurred in the beginning months of the financial period.

7.10   Employee severance indemnities

			Variations
	31.12.04	31.12.03	Increases	Decreases
Employee severance indemnity	105	168	19	(82)

This item, net of integrated social security amounts transferred to Previndai and Fondenergia, covers employee severance indemnity accrued as of 31 December 2004 in compliance with employment contracts and legislation in force at year end.

The decreases concern advances and employee transfers to the parent company ERG Power & Gas.

7.11   Payables

	31.12.04	31.12.03
Amounts owed to shareholders for financing	48,062	51,758
Amounts owed to banks	510,307	593,811
Amounts owed to suppliers	23,740	21,395
Amounts owed to associated companies	25,359	26,925
Amounts owed to parent companies	39,831	1,236
Amounts owed to tax administration	1,019	2,477
Amounts owed to social security institutions	45	79
Other creditors	160	327
TOTAL	648,522	698,007

Overall creditors decreased by Euro 49,485 thousand, as an effect of reimbursements for financial debts amounting to Euro 88,141 thousand, increased amounts for tax administration and sales amounting to respectively 37,051 and Euro 1,809 thousand and a decrease in other creditors amounting to Euro 203 thousand.

Creditors are detailed below:

Payables due to shareholders for financing

	31.12.04	31.12.03
Major shareholder:
ERG Power & Gas S.p.A.
	24,512	26,397
Minor shareholders:
MEC Priolo B.V. (Holland)	4,403	4,605
Edison Mission Energy (USA)	—	20,756
Ponama Holdings Limited (Malta)	19,148	—
	23,550	25,361

TOTAL	48,062	51,758

Project financing sub-debts represent amounts the company owes to shareholders. Each share corresponds to the value of the share of the company. In 2003, these amounts were listed under amounts owed to parent companies for the major shareholder and owed to other financers for the minor shareholders.

Interest is accrued based on the cost of money in the project financing plan plus three percentage points payable quarterly in 34 equal instalments starting from when the conditions set forth by the financing banks were in place which up until 2003 were tied to the dispute with Consorzio Snamprogetti Foster Wheeler Energy.

In 2004, the financial institutions authorised a partial payment for a previously defined amount which amounts to the interest accumulated as of 31 December 2003 totalling Euro 6,110 thousand.

On behalf of the minor shareholder MEC Priolo B.V., the underwriter of a share of the financing is a parent company of the same. The financing provided to Edison Mission Energy at the end of 2003 was transferred on 17 December 2004 to Ponama Holdings Limited, which holds 100% of MEC Priolo, after the acquisition of the entire international electricity generation unit by a partnership between International Power – England and Mitsui & Co. – Japan. This financing amounts to Euro 18,186 thousand and is accounting with interest accumulated in 2004 totalling Euro 962 thousand while interests capitalised as of 31 December 2003 amount to Euro 2,570 thousand were paid in July 2004 to the former parent company Edison Mission Energy.

The remaining amount of the financing totalling Euro 4,403 thousand is for the shareholder MEC Priolo B.V. and it includes Euro 221 thousand for accumulated interests.

There was a decrease compared to the previous year due to the payment of interests totalling Euro 424 thousand.

The financial debt to ERG Power & Gas is also composed of the project financing sub-debt and amounts to Euro 23,281 thousand and Euro 1,231 thousand for interests accumulated during the period.

This amounts is net of paid interests capitalised at the end of 2003 amounting to Euro 3,116 thousand.

In reference to realisable amounts, it is estimated that from the next financial period capital should begin to be paid back in respect and in reference of the instalments set by the amortisation plan.

The terms set forth in the project financing project are to be met in order to pay these sub-debts as described in the section on profit distribution.

Payables due to banks

	31.12.04	31.12.03
Loans and financing:
Project financing San Paolo IMI S.p.A. account	510,307	593,811

TOTAL	510,307	593,811

Amounts owed to banks are relative to financing the company received with the project financing operation together with special liens and mortgage on property as described above.

The financing agreed upon with the company through the “Project Credit Facility Agreement” dated April 5, 1996 was re-negotiated on September 15, 2000 with a “Refinancing” transaction whose main purpose was the extension of the expiry date to December 15, 2014.

The “non-recourse” financing is paid back in 29 instalments starting from 15 December 2000 at a variable interest rate based on the Euribor at six months on instalment B and on the BEI at three months on instalment C.

As of 31 December 2004, against this debt and in correlation with each instalment there is an interest rate swap plan amounting to Euro 387,596 thousand which allows the above interest rates to consolidate from variable to fixed at 3.78% annually. Each operation is due on 15 June 2006, the fixed rate of 3.78% remains unchanged for the entire length of the contact and the value decreases proportionately with the payment of each instalment.

Starting from 15 June 2006, an interest rate cap will be provided by two contracts expiring on 15 December 2008 which limit the rates to 3.78% annually.

In 2004, debt went down by Euro 83,430 thousand due to the payment of 2 amortisation instalments amounting to Euro 76,568 thousand and a voluntary advance payment of Euro 6,862 thousand. As an effect Euro 46,447 thousand less resulted in instalment B and Euro 36,983 thousand in instalment C.

The remaining capital of the two instalments and interests accumulated not paid as of 31 December 2004 amount to the following:

	31.12.04	31.12.03
Instalment “B”	283,595	330,042
Instalment “C”	225,801	262,784
Interest paid on financing	911	986
TOTAL	510,307	593,811

According to commitments undertaken as of year end the yearly repayment schedule is estimated as follows:

2005	79,760
2006	90,877
2007	93,498
2008	76,896
2009	23,994
after 2009	145,282
TOTAL	510,307

Payables due to suppliers

	31.12.04	31.12.03
Italian suppliers	20,667	19,793
E.U. suppliers	1,229	401
Non-E.U. suppliers	1,845	1,201
TOTAL	23,740	21,395

Amounts owed to suppliers have increased by Euro 2,345 thousand compared to 2003 and they consist of Euro 11,330 thousand for invoices received and Euro 12,410 thousand for invoices not yet received.

Payables due to associated companies

	31.12.04	31.12.03
Trade payables
ERG Raffinerie Mediterranee S.r.l.	10,914	11,266
ISAB Energy Services S.r.l.	9,428	9,571
ERG Petroli S.p.A.	62	191
	20,404	21,029
Financial payables:
ERG Raffinerie Mediterranee S.r.l.	4,955	5,856
ISAB Energy Services S.r.l.	—	41
	4,955	5,896

TOTAL	25,359	26,925

Amounts owed to ERG Raffinerie Mediterranee mainly concern exchanges of raw materials and services in December 2004 as well as price adjustments for these goods over the entire financial period. Among the loans is a debt amounting to Euro 4,955 thousand under the “Loan Agreement” dated 5 April 1996, which is pay back at zero interest in equal quarterly instalments ending on 1 April 2010.

The amount owed to ISAB Energy Services is for services received based on the “Operation & Maintenance” contract mentioned above.

The amount owed to ERG Petroli is for the supply of lubricant oil.

Debts payable after the following financial period concern non-remunerated loans.

Payables due to parent companies

	31.12.04	31.12.03
Trade payable:
ERG S.p.A.	319	347
ERG Power & Gas S.p.A.	114	—
	433	347
Other payables:
ERG S.p.A.	39,397	888

TOTAL	39,831	1,236

The “Trade payables due to ERG S.p.A.” refer to the performance of I.T. services and fees to directors.

The “Other payables” relate to the estimated IRES taxation for the period that the company will be required to transfer as a result of the adoption of the “consolidated taxes” system, net of advance taxes paid and tax credits recovered. The 2003 figure only includes the VAT owed for the month of December that was transferred to the parent company for the consolidated account.

Payables due to tax authorities

	31.12.04	31.12.03
Income tax for the financial period	881	2,322
Inland revenue withholdings	24	33
Other amounts owned to tax administration	113	121
TOTAL	1,019	2,477

The item amounting to Euro 1,019 thousand consists of IRAP net of advance payments during the year, withholdings on income for employees and self-employed workers and fees to discharge waste and emissions.

Payables due to social security and national insurance institutions (Euro 45 thousand)

These amounts (equal to Euro 79 thousand as of 31 December 2003) refer to Euro 32 thousand due to various institutions for withholdings for social security, pension and insurance for the month of December 2004 and Euro 13 thousand in charges for employee vacation time and holidays not used, production bonuses and overtime not yet paid.

Other payables

	31.12.04	31.12.03
Amounts owed to employees	45	212
Other amounts owed	115	115
TOTAL	160	327

Amounts owed to employees are for unused vacation time, paid holidays, overtime and production bonuses.

Other amounts owed refer to expenses from 2001 not yet paid to the Authority on Electricity and Gas.

7.12   Accrued expenses and deferred income

	31.12.04	31.12.03
Accruals:
Additional monthly salaries and withholdings	—	33
Accruals on swap operations (IRS)	292	336
TOTAL	292	369

The accruals include the differences in interest rate swap operations in 2004 obtained from project financing.

Below is an outline of due dates accounted under liabilities:

	within 12 months	within 5 years	beyond 5 years	Total
Creditors
- owed to shareholders for financing	3,757	10,741	33,565	48,062
- owed to banks	79,760	285,265	145,282	510,307
- owed to suppliers	23,740	—	—	23,740
- owed to associated companies	21,305	3,603	450	25,359
- owed to parent companies	39,831	—	—	39,831
- owed to tax administration	1,019	—	—	1,019
- owed to social security institutions	45	—	—	45
- other creditors	160	—	—	160
	169,616	299,609	179,297	648,522
Accruals and deferred income
- accruals	292	—	—	292

TOTAL	169,908	299,609	179,297	648,814

7.13   Memorandum accounts (Euro 4,198 thousand)

The memorandum accounts mainly refer to raw materials in stock at ERG Raffinerie Mediterranee – South Plant, amounting to Euro 4,198 thousand (Euro 3,137 thousand as of 31 December 2003).

The aforementioned project financing agreement should be referred to for details on ties on cash flow produced by the company and commitments undertaken through the interest rate swap operation activate to cover interest rates on project financing debt.

8.   Income Statement Analysis

8.1   Value of Production (Euro 479,344 thousand)

Revenues from sales and services

	2004	2003	2002
Sales and services to clients:
- Electricity	462,509	404,703	408,922
- Other services and sales	4,717	3,081	2,436
	467,227	407,785	411,358
Sales and services to parent companies:
- Heat	—	—	4,886
- Steam	—	—	1,066
- Oil	—	—	176
- Other services and sales	—	—	909
	—	—	7,038
Sales and services to associated companies:
- Heat	7,074	6,671	1,966
- Steam	1,669	1,345	302
- Oil	29	628	—
- Other	1,037	1,058	248
	9,808	9,703	2,516

TOTAL	477,035	417,488	420,912

Revenues are mainly from the sale of electricity at CIP/6 rates including the rate adjustment for 2004 estimated at Euro 10,895 thousand.

Net sales reached 4,452 thousand MWh (4,000 thousand MWh in 2003).

Sales and services include other revenues for sales of sulphur and vanadium.

Revenues from associated companies refer to ERG Raffinerie Mediterranee for providing steam, air, water and other minor products.

Changes in inventories of finished goods, semi-finished goods and works in progress  (Euro 145 thousand)

The changes (Euro 181 thousand as of December 31, 2003) are related to the increased value of inventories of concentrated vanadium in the amount of Euro 181 thousand, offset by the decreased value of sulphur in the amount of Euro 36 thousand.

Capitalized internal work

	2004	2003	2002
Materials taken from the warehouse	1,630	1,421	824
TOTAL	1,630	1,421	824

This item refers to the value of spare parts taken from inventory and capitalised at an investment increment.

Other income and revenues

	2004	2003	2002
Insurance reimbursements	—	4,529	5
Penalties and compensation from suppliers	14	38	21,066
Sundry revenue and income	521	1,012	329
TOTAL	534	5,579	21,400

There were not any insurance indemnities. The other income mainly refers to:

•                  hosting services, leasing out a portion of the small office building and telephone services for the associated company ISAB Energy Services amounting to Euro 340 thousand;

•                  various services provided to the associated company ERG Raffinerie Mediterranee amounting to Euro 20 thousand;

•                  leasing space in the office building, for Euro 29 thousand, charges for personnel attached to headquarters for Euro 113 thousand, from the parent company ERG Power & Gas.

8.2   Costs of production (Euro 302,761 thousand)

Costs for raw materials, ancillary materials, consumer goods and goods for sale

	2004	2003	2002
Raw materials and goods	178,076	160,529	155,262
Materials and spare parts	5,980	11,426	9,585
Sundry materials and purchases	75	85	96
TOTAL	184,132	172,041	164,942

The goods purchased refer to oxygen and nitrogen amounting to Euro 52,898 thousand, electricity for Euro 13,567 thousand, methane gas for 5,138 thousand and raw materials provided by the associated company ERG Raffinerie Mediterranee for Euro 106,473 thousand.

Relations with the company in the group mainly concern the supply of diesel fuel amounting to Euro 11,204 thousand, feedstock amounting to Euro 80,001 thousand, combustible oil for Euro 4,919 thousand, LCO, virgin diesel, GPL and steam amounting to Euro 10,349 thousand.

The other purchases relate to spare parts for use in maintenance for Euro 2,628 thousand, ancillary materials and consumer goods for Euro 3,352 thousand, and sundry goods (fuel for vehicles, stationary, printed materials, forms, small office equipment, etc.) for Euro 75 thousand.

Ancillary materials include purchases of lubricating oil for Euro 274 thousand supplied by the associated company ERG Petroli.

Costs for services

	2004	2003	2002
Commercial services and transportation	3,166	3,310	6,271
Maintenance and operational assistance	10,992	13,153	12,014
Technical, legal and other advice and services	3,381	3,294	4,488
Insurance	11,009	12,608	9,732
Personnel costs	122	152	192
Services from parent companies	1,374	1,005	4,767
Services from associated companies	22,999	23,535	18,659
Other services	2,394	2,205	1,992
TOTAL	55,436	59,261	58,115

Costs for services decreased by Euro 3,825 thousand compared to the previous year.

Industrial services for operating and maintaining the plants decreased by Euro 4,182 thousand. Administration and general services increased by Euro 675 thousand and sales services decreased by Euro 318 thousand. It should be noted that figures for 2002 include the cost for steam amounting to Euro 3,362 million listed under acquisition of raw materials in the following financial periods.

Services provided to parent companies refer to Euro 343 thousand for company services provided by ERG Power & Gas: such as systems management, administration and finance, sales, planning and control. And services were provided by ERG S.p.A. for  staff activities amounting to Euro 157 thousand, IT services amounting to Euro 473 thousand, public relations amounting to Euro 96 thousand and Euro 305 thousand for fees paid to board members and management employed by the parent company.

The associated companies provided services for operating and maintaining the IGCC plant amounting to Euro 21,706 thousand, provided by ISAB Energy Services S.r.l., and fire fighting services, health assistance, marketing and human resources management provided by ERG Raffinerie Mediterranee amounting to Euro 1,292 thousand.

Pursuant to art. 2427 no. 16 of the civil code, the following amounts are shown that were paid to board members and statutory auditors:

Directors	192
Auditors	35

Leases and rentals

	2004	2003	2002
Rents paid	353	304	247
Long-term hires/leasing	414	368	244
Royalties	963	923	1,366
TOTAL	1,730	1,596	1,856

Costs for uses of assets refer to rent payable to store raw materials paid to the associated company ERG Raffinerie Mediterranee amounting to Euro 216 thousand, for car rentals amounting to Euro 36 thousand, office equipment amounting to Euro 53 thousand, computer and equipment leasing amounting to Euro 218 thousand and various rents and fees amounting to Euro 244 thousand.

The royalties, amounting to Euro 915 thousand, refer to the use of the Texaco Development-USA gasification process and the “solvent reclaimer” of MPR Service Inc.-USA amounting to Euro 48 thousand.

Personnel costs

	2004	2003	2002
Wages and salaries	563	887	952
Social security contributions	197	285	284
Severance indemnities	40	62	65
Other costs	3	16	19
TOTAL	803	1,250	1,320

ISAB Energy Services operates the IGCC plant for the company. Therefore the cost for staff is only for administration and not for operations.

Below is the average number of employees broken down into categories:

	2004	2003	2002
Managers	—	3	4
Executives	4	4	4
Employees	7	13	11
TOTAL	11	20	19

The reduction from twenty employees in 31 December 2003 to the current level of 11 as of 31 December 2004 is due to the reorganisation carried out in line with the business of Gruppo ERG. 3 executives and 6 clerks were transferred to the sub-holding ERG Power & Gas.

Amortization and depreciation

	2004	2003	2002
Amortisation of intangible fixed assets	8,856	8,741	8,795
Depreciation of tangible fixed assets	38,711	37,834	36,981
TOTAL	47,566	46,575	45,776

Amortisation of intangible assets increased for investments made on company software.

Depreciation of tangible assets increased for capitalisations and assets brought forward and the application of the component approach on IGCC technical units. This criteria provides for a distinct evaluation of the life cycle of the main components of each plant unit.

Changes in inventories of raw materials, ancillary materials, consumable materials and goods for sale

	2004	2003	2002
Change in raw materials	(182)	(15)	285
Change in materials and spare parts	1,255	190	(1,497)
Depreciation for spare parts	—	850	—
TOTAL	1,072	1,024	(1,212)

The stock of raw materials rose due to higher amounts kept in stock amounting to approximately 378 tons.

The amount of consumables went down mainly due to fewer spare parts dept in stock.

Other provisions (Euro 7,966 thousand)

The item other provisions (in 2003: Euro 5,479 thousand; in 2002: Euro 6,459 thousand) mainly consists of costs for maintenance for plant stand-still times and includes social costs to recuperate withholding benefits on employees of ISAB Energy Services.

Other operating costs

	2004	2003	2002
Duties and taxes for the year	3,658	3,501	3,501
Entertainment and public relations	60	51	159
Losses on disposal of assets	339	1,682	139
TOTAL	4,056	5,234	3,799

The taxes in question refer to I.C.I. paid to the city of Priolo Gargallo amounting to Euro 3,242 thousand, taxes for waste management, emissions, additional tax on electricity and other charges.

The capital loss is relative to the ordinary transfer of assets and electronic machines (personal computers) sold as obsolete.

8.3   Financial income and charges (Euro 28,719 thousand)

Other financial income:

	2004	2003	2002
Bank interest receivables	1,403	1,901	2,300
Interest receivables from parent companies	—	—	52
Interest receivables from associated companies	3	177	26
Sundry financial income	86	102	132
TOTAL	1,493	2,180	2,510

Interest due from banks mainly from the current accounts held at Citibank Milan. Interest from associated companies is due from ERG Raffinerie Mediterranee for sales. Other income is for interest due from clients as penalty fees.

Interests and other financial charges

	2004	2003	2002
Interest payable on bank financing	16,685	21,338	30,971
Financial expenses payable on bank financing	4,025	4,598	5,780
Payables due to swap differentials	7,081	13,428	9,461
Interest payable on other financing	2,414	2,540	2,804
Sundry interest payable and financial charges	5	186	722
TOTAL	30,210	42,090	49,737

Total charges for the year on financing obtained from the project financing operation was reduced by Euro 11,573 thousand compared to the previous year mainly due to the lower debt because of instalment payments.

Interest owed for other financing refers to amounts owed to shareholders totalling Euro 2,414 thousand and divided into Euro 1,231 thousand owed to the major shareholder ERG Power & Gas and Euro 1,183 thousand for the minor shareholder MEC Priolo B.V., and its parent company Ponama Holdings Limited.

Profits and losses on foreign currency exchanges

	2004	2003	2002
Profits on foreign currency exchanges	17	288	56
Losses on foreign currency exchanges	(20)	(14)	(60)
TOTAL	(2)	273	(5)

The exchange differences arise from the ordinary management of payments made primarily to suppliers.

Generally in such transaction, the company uses the Euro as the base currency, except for certain transactions outside of the European Union that were recorded in the accounting assessment item at the end of 2004.

Therefore, there was no need to perform a spot exchange adjustment at the end of the year.

Changes in the exchange rate had no significant impact following the end of the financial year.

8.4   Extraordinary income and charges

	2004	2003	2002
Extraordinary income
Gain on disposal of assets
	—	—	—
Extraordinary charges
Taxes pertaining to previous years	—	332	391
Loss on disposal of assets	—	—	—
	—	332	391

TOTAL	—	(332)	(391)

There were no extraordinary components for this item in 2004.

8.5   Income tax

	2004	2003	2002
Current IRES	41,795	2,440	—
Current IRAP	6,471	5,675	7,290
Deferred net taxation	9,856	3,568	72
TOTAL	58,122	11,683	7,362

The provision for income taxes were calculated based on foreseeable taxable income in consideration of current tax legislation and in relation to the tax consolidation act.

The considerable increase in tax charges was caused by the fact that the 2004 financial period corresponds to the first period of being completely subject to IRES. Indeed, it should be noted that from 5 October 2003, after being exempt for ten years, company income has been taxable.

Advance taxes refer to IRES for Euro 2,956 thousand and IRAP for Euro 215 thousand. Their calculation is mainly based on transfers of provisions for risks and charges which generated advance IRES and IRAP amounting respectively to Euro 2,617 thousand and Euro 337 thousand.

Limited to IRAP, Euro 163 thousand was paid as a return on taxes paid on charges capitalised during construction of the IGCC plant.

The deferred taxes are from value adjustments not listed in the profit and loss account and will be calculated according to current legislation and indicated in the income declaration. The amounts allocated refer to IRES for Euro 11,541 thousand and IRAP for Euro 1,486 thousand.

Reconciliation between financial statements and theoretical tax charges

IRES

Profit before taxes	147,864
Theoretical IRES taxation (33%)		48,795
Taxable timing differences-subsequent years	(34,974)
Deductible timing differences-subsequent years	8,252
Transfer of timing differences from previous years	674
Permanent differences	4,836
IRES taxable incame	126,651
Balance sheet IRES		41,795

IRAP

Difference between production value and costs	176,583
Costs and revenues not relevant for IRAP tax purposes	803
Reclassified costs and revenues relevant for IRAP tax purposes	—
IRAP theoretical taxable base	177,386
Theoretical taxable base (4.25%)		7,539
Taxable timing differences-subsequent years	(34,974)
Deductible timing differences-subsequent years	8,096
Transfer of timining differences from previous years	833
Permanent differences	912

IRAP taxable incame	152,253
Balance sheet IRAP		6,471

8.6   Financial results

The financial statements as of December 31, 2004 show a profit of Euro 89,742 thousand.

9.   Cash Flow Statements

(Thousands of euro)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES (A)
Net profit (loss) for the period	89,742	80,548	106,959
Amortization	47,566	46,575	45,776
Losses / (gains) on asset disposals	338	1,643	139
Changes in assets and liabilities:
Inventories	888	67	(980)
Trading account receivables	(10,252)	32,994	(23,639)
Other short term assets	9,509	16,320	(5,932)
Trading account payables	1,807	989	(7,779)
Accruals and provisions	7,871	(1,624)	6,358
Other short term liabilities	36,773	(3,690)	3,203
Net cash provided (used in) operating activities	184,242	173,822	124,107

CASH FLOWS FROM INVESTING ACTIVITIES (B)
Investments in fixed assets	(591)	(473)	(268)
Investments in intangible assets	(7,454)	(12,905)	(11,791)
Disposals of fixed assets	5	98	—
Net cash used in investing activities	(8,040)	(13,280)	(12,059)

CASH FLOWS FROM FINANCING ACTIVITIES (C)
Increase (decrease) in mid-long term debt	(88,496)	(71,955)	(60,040)
Increase (decrease) in short term debt	402	(53,667)	8,306
Dividends	(39,000)	(18,260)	(33,534)
Net cash provided from (used in) financing activities	(127,094)	(143,882)	(85,267)

INCREASE / (DECREASE) IN CASH (A+B+C)	49,106	16,660	26,781

CASH, BEGINNING OF YEAR	101,761	85,101	58,321
INCREASE IN CASH (A+B+C)	49,106	16,660	26,781
CASH, END OF YEAR	150,867	101,761	85,101

10.                 Reconciliation to Generally Accepted Accounting Principles in the United States

(Amounts in Thousands of Euro, unless otherwise indicated)

The Company’s accounting policies for financial reporting in accordance with Italian GAAP differ in certain respects from accounting principles generally accepted in the United States (“US GAAP”). Significant differences, which have an effect on Net Income / (Loss) and Shareholders’ Equity, are described below:

(a)  Levelisation of incentive component - The selling tariffs of electricity are established annually by the Italian Authority for Energy in accordance to an Italian Law, referred to as CIP/6, applicable to Italian companies that generate electricity through renewable sources; this includes, for the first eight years of operations, an incentive premium. The incentive is currently being received by the Company as part of its annual billing to GTRN; for purposes of Italian GAAP revenue recognition, the amount of the incentive is billed annually and recognized in the Profit and Loss Statement.

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

The estimated amount to be deferred at December 31, 2004 reflects the 2004 reforecast of the production for the years from 2005 to 2015 and excludes the inflation effect on the incentive rate.

(b)  Capitalization of refinancing costs – In 2000, the project-financing contract was re-negotiated in order to extend its length; according to Italian GAAP, the cost of this re-negotiation was charged to the 2000 statement of operations.

The accounting under US GAAP for this situation is highlighted in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”).  According to EITF 96-19, an exchange of debt is considered significant if, from the debtor’s perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The restructuring of the debt arrangement and the resultant net present value of the cash flows was not more than the 10% required by EITF 96-19, therefore, the exchange was not considered substantially different.  Such costs have been capitalized and amortized over the life of the project-financing contract.

(c) Reversal of cyclical maintenance fund - The plant consists of two separate lines, which need to be shut down every four years for cyclical maintenance.  According to Italian GAAP, the budgeted costs for the cyclical maintenance are distributed over the scheduled cycle period through the accrual of a cyclical maintenance provision. Actual costs are charged against the reserve as incurred.  According to US GAAP, all maintenance costs are entirely charged to the statement of operations when incurred or, to the extent necessary, capitalized.

(d) Derivatives - The only derivative products in use by Isab are interest rate swaps and rate cap contracts, which are used to lock-in a targeted level of interest rates on the Company’s long-term debt. For Italian GAAP purposes, the changes in the fair value of the hedges are not recognized.  For US GAAP purposes, it is necessary to designate derivative financial instruments at the time of their inception in order to qualify for hedge accounting.  The Company had certain derivatives that had qualified for hedge accounting treatment; such contracts, initiated in previous years, expired during 2003. The fair values of these expired hedges were included in Shareholders’ Equity. All contracts initiated in December 2003 did not qualify for hedge accounting and their fair value (total net amount of € 4.5 million) was recognized in the 2003 profit and loss account; the change in their fair value as of December 31, 2004 (total net amount of € 1.3 million loss) has been recognized in the 2004 profit and loss account.

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

In accordance with Italian Law, the effectiveness of the settlement was retroactive to the signature date and the settlement was treated as income in the year ended December 31, 2002. For US GAAP purposes, the settlement has been recognized in 2003 as it was contingent on future events, in particular the consent of the banks. Under US GAAP, the liquidated damages, including indemnification of loss of profit recoverable from the construction consortium, are recorded as a reduction of plant basis, while the assignment of the receivables will be recognized in the years it occurs.

(f) Accounting for start-up costs – Under Italian GAAP, the Company has capitalized and deferred various costs, mainly start-up and other ancillary costs such as training that are to be expensed as incurred under US GAAP. In addition, other costs related to the Construction phase are being amortized over five years for Italian GAAP purposes, whereas for U.S. GAAP these costs are part of the plant asset and are therefore being amortized over the expected life of the plant.

(g) Recognition of insurance reimbursement - The Company incurred certain reimbursable damages in 2001, for which insurance claims were filed. According to Italian GAAP, these claims are recognized when reasonably estimable on the basis of supporting documentation.  For US GAAP purposes, these amounts are not recognized until they are realizable. As at December 31, 2003 and 2004 no differences in recognition of receivables from insurance companies exist and, therefore, the US GAAP differences related to previous years have reversed.

(h) Accounting for income taxes - In the accompanying reconciliation the effects of the recognition of deferred income taxes relate only to the US GAAP adjustments that give rise to temporary differences between the reporting basis for Italian GAAP and the reporting basis for US GAAP; no significant differences exist between the method of accounting for deferred income taxes applied by Isab under Italian GAAP and US GAAP. The Italian statutory taxation is based on a national tax (IRPEG - 36% in 2002 and previous years, 34% in 2003;) and on a Regional Tax on Productive Activities (IRAP – 4.25%). The temporary differences, which will reverse in 2004 and following, considers the effect of the Italian tax reform enacted in 2003 effective from January 1, 2004 which replaces IRPEG with IRES – 33%; the effects of the change in tax rate is included in the 2003 profit and loss account. The taxable basis for the computation of IRAP is essentially operating income, calculated on the basis of the legal Italian statements, plus labor costs and interest expenses. In addition, the company was in a ten-year exemption from IRPEG, which expired in October 2003; the 2003 income was therefore taxable at the average IRPEG rate of approximately 8.5%, which corresponds to the application of the full tax rate (34%) on a pro-rata basis for one-quarter of 2003.

The following table summarizes the significant adjustments to the net loss and  quotaholders’ equity which would be  required if  US  GAAP  had been  applied  instead of  Italian accounting principles.

(Amounts in Thousands of Euro)

					Increase / Decrease
		NET EQUITY			NET RESULT
		2004	2003	2002	2004	2003	2002

	Amounts as per Italian GAAP	257,113	206,371	144,083	89,742	80,548	106,959

a	Levelisation of Incentive Component	(245,444)	(186,342)	(130,553)	(59,103)	(55,788)	(54,493)
b	Capitalization refinancing costs	4,206	4,626	5,047	(421)	(421)	(421)
c	Reversal cyclical maintenance fund	14,767	7,352	9,716	7,415	(2,364)	6,412
d	Derivatives	(5,940)	(4,596)	(12,078)	(1,344)	1,387	877
e	Settlement agreement	(17,744)	(19,409)	(21,030)	1,665	1,621	(21,030)
f	Accounting for start up costs	9,969	5,339	710	4,630	4,630	4,146
g	Recognition of insurance reimbursements	0	0	(895)	0	895	3,082
h	Accounting for income taxes	89,469	71,903	56,162	17,566	16,548	25,765

	Amounts in accordance with US GAAP	106,396	85,246	51,162	60,150	47,056	71,297

Shareholders’ equity consisted of the following:

	Capital stock	Additional paid in capital	Retained earnings	Total

Balance as of December 31, 2001	5,165	24,302	(17,163)	12,304
Dividends payable as a note	—	—	(8,533)	(8,533)
Dividends	—	—	(25,000)	(25,000)
Fair value of hedging derivatives	—	—	1,094	1,094
2002 result	—	—	71,297	71,297
Balance as of December 31, 2002	5,165	24,302	21,695	51,162

Dividends	—	—	(18,260)	(18,260)
Fair value of hedging derivatives	—	—	5,288	5,288
2003 result	—	—	47,056	47,056
Balance as of December 31, 2003	5,165	24,302	55,779	85,246

Dividends	—	—	(39,000)	(39,000)
2004 result	—	—	60,150	60,150
Balance as of December 31, 2004	5,165	24,302	76,929	106,396

The coverage of losses under Italian GAAP utilizing paid-in capital has been reclassified under “Additional paid-in capital”, for the purpose of US GAAP.

Furthermore, the reimbursement of paid in capital (Euro 8,533 thousand), classified in the Italian accounts as increase of subordinated debt from Shareholders is classified in the above table as dividends.

Italian law requires that 5% of a company’s net income be retained as a legal reserve, until such reserve equals 20% of the share capital. This reserve, amounting to Euro 1,033 thousand at December 31, 2004, is not available for distribution.

Rome, March 23, 2004

On behalf of the Board of Directors

The Chairman

Jonathan GIBSON

“Attachment”

Following is a table containing essential information from the latest financial statements of ERG S.p.A., the company that exercises management and coordination over ISAB Energy S.r.l.

For the sake of completeness, it should be noted that ERG S.p.A. also draws up the consolidated financial statements of the ERG Group.

BALANCE SHEET

12.31.03
Assets

A) Unpaid subscribed capital	—
B) Fixed assets	263,289
C) Current assets	163,104
D) Accrued income and prepayments	1,017
Total assets	427,409

Liabilities

A) Capital and reserves
- Share capital	16,178
- Reserves	199,656
- Profits (losses) for the financial period	1,749
217,583
B) Provisions for risks and charges	1,636
C) Employee severance indemnity	5,066
D) Payables	202,572
E) Accrued expenses and deferred income	551

Total liabilities	427,409

INCOME STATEMENT

A) Value of Production	26,987
B) Costs of Production	(48,996)
C) Income and financial charges	28,089
D) Value adjustment of financial assets	(6,584)
E) Extraordinary income and charges	473
Income taxes for the period	1,779
Profits (losses) for the financial period	1,749

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to its annual report on Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION ENERGY HOLDING COMPANY
(REGISTRANT)

By:	/s/ W. James Scilacci
W. James Scilacci
Senior Vice President and Chief Financial Officer

Date:	June 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. McDaniel
Thomas R. McDaniel	Director, President and Chief Executive Officer	June 15, 2005
(Principal Executive Officer)

/s/ Mark C. Clarke
Mark C. Clarke	Vice President and Controller	June 15, 2005
(Controller or Principal Accounting Officer)

/s/ John E. Bryson
John E. Bryson	Director and Chairman of the Board	June 15, 2005

/s/ Bryant C. Danner
Bryant C. Danner	Director	June 15, 2005