Form 10-Q
period 2005-06-30
MISSION ENERGY HOLDING CO
filed 2005-08-09
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

        Number of shares outstanding of the registrant's Common Stock as of August 9, 2005: 1,000 shares (all shares held by an affiliate of the registrant).

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenues
Electric revenues	$393	$350	$887	$732
Net gains from price risk management and energy trading	17	2	29	3
Operation and maintenance services	7	7	12	13

Total operating revenues	417	359	928	748

Operating Expenses
Fuel	134	136	299	315
Plant operations	144	122	250	226
Plant operating leases	44	46	88	97
Operation and maintenance services	7	7	12	12
Depreciation and amortization	30	39	61	73
Loss on lease termination, asset impairment and other charges	7	954	7	954
Administrative and general	34	31	70	63

Total operating expenses	400	1,335	787	1,740

Operating income (loss)	17	(976)	141	(992)

Other Income (Expense)
Equity in income from unconsolidated affiliates	47	55	83	75
Interest and other income	15	(1)	24	2
Gain on sale of assets	—	—	—	43
Loss on early extinguishment of debt	—	—	(24)	—
Interest expense	(101)	(114)	(205)	(213)

Total other income (expense)	(39)	(60)	(122)	(93)

Income (loss) from continuing operations before income taxes and minority interest	(22)	(1,036)	19	(1,085)
Benefit for income taxes	(22)	(400)	(6)	(411)
Minority interest	—	—	—	(1)

Income (Loss) From Continuing Operations	—	(636)	25	(675)
Income from operations of discontinued subsidiaries, net of tax (Note 5)	21	26	28	72

Net Income (Loss)	$21	$(610)	$53	$(603)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income (Loss)	$21	$(610)	$53	$(603)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense (benefit) of $0 for the three months and $1 for the six months ended June 30, 2004, respectively	—	(29)	—	(7)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $12 and $(20) for the three months and $(43) and $(50) for the six months ended June 30, 2005 and 2004, respectively	16	(3)	(54)	(49)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $2 and $(16) for the three months and $5 and $(31) for the six months ended June 30, 2005 and 2004, respectively	(3)	22	(8)	43

Other comprehensive income (loss)	13	(10)	(62)	(13)

Comprehensive Income (Loss)	$34	$(620)	$(9)	$(616)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$1,650	$2,272
Restricted cash	109	—
Short-term investments	—	140
Accounts receivable—trade	186	152
Accounts receivable—affiliates	82	95
Assets under price risk management and energy trading	35	41
Inventory	129	107
Prepaid expenses and other	105	130

Total current assets	2,296	2,937

Investments in Unconsolidated Affiliates	449	454

Property, Plant and Equipment	3,521	3,493
Less accumulated depreciation and amortization	770	709

Net property, plant and equipment	2,751	2,784

Other Assets
Deferred financing costs	52	62
Long-term assets under price risk management and energy trading	88	90
Restricted cash	128	155
Rent payments in excess of levelized rent expense under plant operating leases	344	277
Other long-term assets	28	18

Total other assets	640	602

Assets of Discontinued Operations	2	111

Total Assets	$6,138	$6,888

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2005	December 31, 2004
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$27	$26
Accounts payable and accrued liabilities	266	318
Liabilities under price risk management and energy trading	149	31
Interest payable	100	111
Current maturities of long-term obligations	50	496

Total current liabilities	592	982

Long-term obligations net of current maturities	3,956	4,293
Deferred taxes and tax credits	194	204
Other long-term liabilities	497	492
Liabilities of discontinued operations	4	5

Total Liabilities	5,243	5,976

Commitments and Contingencies (Note 11)
Shareholder's Equity
Common stock, par value $0.01 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,207	2,215
Retained deficit	(1,267)	(1,320)
Accumulated other comprehensive income (loss)	(45)	17

Total Shareholder's Equity	895	912

Total Liabilities and Shareholder's Equity	$6,138	$6,888

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Income (loss) from continuing operations, net	$25	$(675)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Equity in income from unconsolidated affiliates	(83)	(75)
Distributions from unconsolidated affiliates	89	74
Depreciation and amortization	61	73
Amortization of discount on long-term obligations	1	2
Minority interest	—	1
Deferred taxes and tax credits	22	39
Gain on sale of assets	—	(43)
Loss on early extinguishment of debt	24	—
Asset impairment charges	7	—
Changes in operating assets and liabilities:
Increase in restricted cash	(109)	—
Increase in accounts receivable	(2)	(537)
Increase in inventory	(22)	(3)
Decrease (increase) in prepaid expenses and other	23	(30)
Increase in rent payments in excess of levelized rent expense	(67)	(54)
Increase (decrease) in accounts payable and accrued liabilities	(63)	12
Increase (decrease) in interest payable	(11)	14
Decrease in net assets under risk management	3	3
Other operating—assets	5	14
Other operating—liabilities	17	(2)

Net cash used in operating activities	(80)	(1,187)

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	—	1,760
Payments on long-term debt agreements	(788)	(749)
Payments for price appreciation on stock options exercised	(7)	(1)
Financing costs	(16)	(35)

Net cash provided by (used in) financing activities	(811)	975

Cash Flows From Investing Activities
Capital expenditures	(35)	(31)
Proceeds from sale of interest in projects	—	118
Proceeds from sale of discontinued operations	124	—
Sale of short-term investments, net	140	10
Decrease in restricted cash	21	25
Investments in other assets	(5)	(1)

Net cash provided by investing activities	245	121

Effect on cash from discontinued operations activities	23	45

Effect on cash from deconsolidation of subsidiary	—	(32)

Net decrease in cash and cash equivalents	(623)	(78)
Cash and cash equivalents at beginning of period	2,274	634

Cash and cash equivalents at end of period	1,651	556
Cash and cash equivalents classified as part of discontinued operations	(1)	(198)

Cash and cash equivalents of continuing operations	$1,650	$358

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Dollars in millions, Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Such reclassifications include the reclassification of income from continuing operations to discontinued operations for Edison Mission Energy's (EME's) international operations, except the Doga project. Refer to Note 5—Discontinued Operations. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Note 2. Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
Coal and fuel oil	$87	$65
Spare parts, materials and supplies	42	42

Total	$129	$107

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

Note 4. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), including discontinued operations, consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$18	$(1)	$17
Current period change	(62)	—	(62)

Balance at June 30, 2005	$(44)	$(1)	$(45)

        Unrealized losses on cash flow hedges, net of tax, at June 30, 2005, include unrealized losses on commodity hedges primarily related to Midwest Generation and EME Homer City Generation L.P. (EME Homer City) forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices in these markets are greater than contract prices. Partially offsetting these unrealized losses were unrealized gains on commodity hedges related to EME's share of fuel contracts at March Point.

        As EME's hedged positions for continuing operations are realized, approximately $55 million, after tax, of the net unrealized losses on cash flow hedges at June 30, 2005 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $1 million during each of the second quarters of 2005 and 2004 and $(3) million and $4 million during the six months ended June 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in net gains from price risk management and energy trading in EME's consolidated income statements.

Note 5. Discontinued Operations

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

Contact Energy

        On September 30, 2004, EME sold its 51.2% interest in Contact Energy to Origin Energy New Zealand Limited pursuant to a Purchase Agreement, dated July 20, 2004. The purchase agreement was entered into following a competitive bidding process. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser.

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

        From the amount received, Lakeland Power Ltd., now controlled by a liquidator in the United Kingdom, has made a payment of £20 million (approximately $37 million) to EME on April 7, 2005 comprised of £7 million (approximately $13 million) for a secured loan which EME purchased from Lakeland Power Ltd.'s secured creditors in 2004 and certain unsecured receivables from Lakeland Power Ltd., and £13 million (approximately $24 million) as a distribution to the EME subsidiary that owns the equity interest in Lakeland Power Ltd. The distribution was recognized in income during the quarter ended June 30, 2005. Additionally, Lakeland Power Ltd. will pay to EME's subsidiary that owns the equity interest in Lakeland Power Ltd. the amount remaining after resolution of any remaining secured and unsecured creditor claims and payment of or provision for tax liabilities and the fees and expenses associated with Lakeland Power Ltd.'s liquidation.

        EME estimates that the remaining net proceeds after tax (including taxes due in the United States) and net income resulting from the above payments will be approximately $64 million. These remaining proceeds are expected to be received in late 2005 or in 2006, as Lakeland Power Ltd.'s liquidation progresses. Because the amounts required to settle outstanding claims and UK taxes have not been finalized and cannot be estimated precisely in the context of the liquidation, the actual amount of net proceeds and increase in net income may vary materially from the above estimate.

Summarized Financial Information for Discontinued Operations

        In accordance with SFAS No. 144, all of the projects discussed above are classified as discontinued operations in the accompanying consolidated statements of income. Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date. Summarized results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total operating revenues	$—	$354	$—	$748
Income before income taxes and minority interest	22	73	22	155
Provision (benefit) for income taxes	1	27	(1)	51
Minority interest	—	20	—	32
Income from operations of discontinued foreign subsidiaries	21	26	23	72
Gain on sale before income taxes	—	—	9	—
Gain on sale after income taxes	—	—	5	—

        The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets at June 30, 2005 and December 31, 2004. The carrying amount of major asset and liability classifications for EME's international operations recorded as discontinued operations are as follows:

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$1	$2
Other current assets	1	2

Total current assets	2	4

Investments in unconsolidated affiliates	—	107

Assets of discontinued operations	$2	$111

Accounts payable and accrued liabilities	$—	$1

Total current liabilities	—	1

Deferred revenue	4	4

Total long-term deferred liabilities	4	4

Liabilities of discontinued operations	$4	$5

Note 6. Restructuring Costs

        During the first quarter of 2005, EME initiated a review of its domestic organization to better align its resources with its domestic business requirements. Management and organizational changes have been implemented to streamline EME's reporting relationships and eliminate its regional management structure. As a result of these changes, EME recorded charges of approximately $3 million and $10 million (pre-tax) in the quarter and six months ended June 30, 2005, respectively, for severance and related costs. These charges were included in administrative and general expense on EME's consolidated statement of income.

Note 7. Investments in Unconsolidated Affiliates

        The following table presents summarized financial information of the significant subsidiary investments in unconsolidated affiliates accounted for by the equity method. The significant subsidiary investments include the Big 4 projects and Doga. The Big 4 projects consist of Kern River Cogeneration Company, Midway-Sunset Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues	$351	$329	$653	$600
Operating income	93	96	150	137
Net income	86	89	139	123

Note 8. Employee Benefit Plans

Pension Plans

        EME previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $12 million to its pension plans in 2005. As of June 30, 2005, $1.4 million in contributions have been made. EME anticipates that it will make a majority of its contributions in the third quarter and that its original expectation will be met by year-end 2005.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$4	$4	$9	$8
Interest cost	2	2	4	4
Expected return on plan assets	(2)	(1)	(3)	(2)
Net amortization and deferral	1	—	1	—

Total expense	$5	$5	$11	$10

Postretirement Benefits Other Than Pensions

        EME previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1 million to its postretirement benefits other than pensions in 2005. As of

June 30, 2005, $0.3 million in contributions have been made. EME anticipates that its original expectation will be met by year-end 2005.

        Components of postretirement benefits other than pensions expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$—	$—	$1	$—
Interest cost	1	1	2	2
Amortization of unrecognized prior service costs	—	—	(1)	—

Total expense	$1	$1	$2	$2

Note 9. Refinancing

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

        On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of June 30, 2005, approximately $5 million was outstanding under these working capital facilities.

        Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributes to the equity contribution equals the amount thereof. Accordingly, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to the equity contribution made by EME in Midwest Generation on April 19, 2005 equals $300 million. However, Midwest Generation is required to make concurrently with each distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the portion thereof attributed to the equity contribution. Thus, Midwest Generation will not be required to offer to repay debt concurrently with a distribution so long as the portion of each distribution attributed to the April 19, 2005 equity contribution is at least one-third of such distribution.

Note 10. Income Taxes

        MEHC's income tax benefit from continuing operations was $6 million and $411 million during the six months ended June 30, 2005 and 2004, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the second quarter of 2005, EME resolved a dispute regarding additional taxes asserted by the Internal Revenue Service during the audit of the 1994-1996 tax returns. As a result of the resolution of this item, EME reversed $11.5 million of accrued taxes which was recorded as a reduction of income taxes during the second quarter of 2005. During the second quarter of 2004, EME recorded a tax benefit of $368 million primarily relating to the loss on the termination of the Collins Station lease, and during the first quarter of 2004, EME recorded a tax provision of $18 million relating to the sale of 100% of its stock in Edison Mission Energy Oil & Gas, which in turn held interests in Four Star Oil & Gas.

Note 11. Commitments and Contingencies

Contractual Obligations

Long-Term Debt

        MEHC's long-term debt maturities for the next five twelve-month periods ending June 30 are: 2006—$50 million; 2007—$49 million; 2008—$112 million; 2009—$1.8 billion; and 2010—$10 million. These amounts have been updated primarily to reflect financing activities completed during the first six months of 2005. See Note 9—Refinancing.

Fuel Supply Contracts

        Midwest Generation and EME Homer City have entered into additional fuel purchase commitments with various third-party suppliers during the first six months of 2005. These additional commitments are currently estimated to be $25 million for 2005, $61 million for 2006, $108 million for 2007, $34 million for 2008, and $53 million for 2009.

Coal Transportation Agreements

        Midwest Generation has additional coal transportation commitments during the first six months of 2005. Based on the committed coal volumes in the fuel supply contracts mentioned above, these commitments are currently estimated to be $32 million for 2005, $50 million for 2006, $109 million for 2007, $37 million for 2008, and $74 million for 2009.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Genesis No. 17 Mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that the Genesis No. 17 Mine had been shut down and that no delivery of coal from that mine would be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties have reached an agreement in principle to settle the dispute and are continuing settlement negotiations. Contracts have been awarded to alternate suppliers, and inventory strategies adjusted, to reflect and offset the delivery shortfall for 2005.

Capital Improvements

        At June 30, 2005, EME's subsidiaries had firm commitments to spend approximately $12 million on capital expenditures during the remainder of 2005.

Commercial Commitments

Introduction

        EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantee of debt and indemnifications.

Standby Letters of Credit

        At June 30, 2005, standby letters of credit aggregated $18 million and were scheduled to expire as follows: second half of 2005—$5 million; 2006—$10 million; and 2007—$3 million.

Guarantees and Indemnities

Tax Indemnity Agreements—

        In connection with the sale-leaseback transactions that EME has entered into related to the Powerton and Joliet Stations in Illinois, the Collins Station in Illinois, and the Homer City facilities in Pennsylvania, EME and several of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 130 and 170 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2005. Midwest Generation had recorded a $68 million liability at June 30, 2005 related to this matter.

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

Indemnities Provided under Asset Sale Agreements—

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. EME also provided an indemnity to IPM for matters arising out of the exercise by one of its project partners of a purported right of first refusal. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At June 30, 2005, EME had recorded a liability of $85 million related to these matters.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

        On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard), to BNY Power Partners LLC. Brooklyn Navy Yard owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through 2006. At June 30, 2005, EME had recorded a liability of $7 million related to this indemnity.

Capacity Indemnification Agreements—

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of June 30, 2005, if payment were required, would be $140 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract. EME has not recorded a liability related to this indemnity.

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

Regulatory Developments Affecting Doga Project

        On August 4, 2002, a new Electricity Market License Regulation was implemented in Turkey. The new regulation contains, among other things, a requirement that each generator obtain a generation license. Historically, Doga's Implementation Contract has been its sole license. The regulation contemplates an initial fixed license fee and a yearly license fee based on the amount of energy generated, which will increase the project's costs of operation by an undetermined amount. In addition, the regulation allows the possibility of insertion of provisions in a new license which may be different from those in the Implementation Contract.

        The effect of the regulation is still undetermined, as the new license provisions have not been specified. Doga complied with the new regulation's stipulation to apply for a new generation license by June 2, 2003. The license has not been issued yet. If actions or inactions undertaken pursuant to the new regulation directly or indirectly impede, hinder, prevent or delay the operation of the Doga facility or increase Doga's cost of performing its obligations under its project documents, this may constitute a "risk event" under Doga's Implementation Contract. A risk event may permit Doga to request an increase in its tariff or, under certain circumstances, request a buyout of the project by the Ministry of Energy and Natural Resources.

        On October 3, 2002, Doga (and several other power producers in Turkey acting independently) filed a lawsuit in the Danistay, Turkey's high administrative court, against the Energy Market Regulatory Authority seeking both an injunction and permanent invalidation of certain provisions of the new regulation on the grounds of the illegality and unconstitutionality of any new license requirement that does not take into account the vested rights of a company operating pursuant to previously agreed terms of the Implementation Contract. Doga's request for injunctive relief was rejected by the Danistay and, on appeal, by the General Council of Administrative Chambers of Danistay. There are no further rights of appeal against the decision regarding the injunction.

        On June 21, 2005, a hearing regarding the merits of the case was held. A decision is expected within one to three months following the hearing. Once the parties are notified of the decision, they will have 30 days to appeal the decision before the General Council of the Administrative Chambers of Danistay.

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

Environmental Matters and Regulations

        EME and its subsidiaries are subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected as a result.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

        With respect to the investigation and remediation of contaminated property, EME accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $3 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. There can be no assurance the existence or extent of all contamination at EME's sites has been fully identified, or that activities at the Illinois Plants or any other facilities identified in the future may not result in additional environmental claims being asserted against EME and its subsidiaries or additional investigations or remedial actions being required. See "Note 15. Commitments and Contingencies—Environmental Matters and Regulations" in MEHC's financial statements included in its annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of EME's environmental contingencies.

Note 12. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2005	2004
Cash paid (received)
Interest (net of amount capitalized)	$208	$210
Income taxes	(57)	37
Cash payments under plant operating leases	154	164
Non-cash activities from deconsolidation of variable interest entities
Assets	$—	$133
Liabilities	—	165

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$21	$(610)	$53	$(603)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	3	2	7	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(2)	(8)	(4)

Pro forma net income (loss)	$20	$(610)	$52	$(603)

        See "Statement of Financial Accounting Standards No. 123(R)" included in Note 14 below for further discussion.

Note 14. New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46(R)

        In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. Under this Interpretation, the primary beneficiary is the variable interest holder that absorbs a majority of expected losses; if no variable interest holder meets this criteria, then it is the variable interest holder that receives a majority of the expected residual returns. The primary beneficiary is required to consolidate the variable interest entity unless specific exceptions or exclusions are met. This Interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003. This Interpretation became effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004.

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

Variable Interest Entities

        EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it had variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at June 30, 2005	EME's Ownership Interest at June 30, 2005	Description
Sunrise	Fellows, CA	$94	50%	Gas-fired facility
Watson	Carson, CA	88	49%	Cogeneration facility
Sycamore	Bakersfield, CA	56	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	52	50%	Cogeneration facility
Kern River	Bakersfield, CA	45	50%	Cogeneration facility

        EME determined that it is not the primary beneficiary in these entities; accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities.

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. The guidance of FIN 46(R)-5 is effective for reporting periods beginning after March 3, 2005. FIN 46(R)-5 did not affect EME's accounting for variable interest entities.

Statement of Financial Accounting Standards No. 123(R) and Staff Accounting Bulletin No. 107

        In December 2004, the FASB reissued SFAS No. 123(R), "Share-Based Payment." This is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. The standard will require EME to recognize the grant-date fair value of Edison International stock options and equity based compensation issued to employees in the statement of income. The standard also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, which was permitted under Statement 123, as originally issued. EME currently uses the intrinsic value accounting method for stock-based compensation. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in the effective date for the standard to fiscal years beginning after June 15, 2005. EME will implement the new standard effective January 1, 2006 by applying the modified prospective transition method. The difference in expense between the two accounting methods is shown in Note 13—Stock-Based Compensation above.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which conveys the SEC staff's views on the interaction between SFAS No. 123(R) and certain SEC rules and regulations.

SAB 107 also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. EME will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME does not expect the allocated benefit to have a material impact on its consolidated financial statements. EME is evaluating the potential effect that the tax deduction will have in future years.

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

Statement of Financial Accounting Standards No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard does not change the transition provisions of any existing pronouncements. EME does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Mission Energy Holding Company's (MEHC's) current expectations and projections about future events based on MEHC's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by MEHC that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable" "may", "will", "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact MEHC or its subsidiaries, include but are not limited to:

  •
  the ability of Edison Mission Energy (EME) to declare and pay dividends;

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME's generating units have access;

  •
  the ability of EME and its subsidiaries to provide sufficient collateral in support of their forward sales of electricity and purchases of fuel;

  •
  general political, economic and business conditions;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting EME or the electricity industry generally, including environmental regulations that could require additional expenditures or otherwise affect EME's cost and manner of doing business;

  •
  competition from other power plants, including new plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  the cost and availability of fuel, fuel transportation services, electric transmission services, and required emission allowances;

  •
  weather conditions, natural disasters and other unforeseen events; and

  •
  the continued participation by MEHC and its subsidiaries in tax-allocation and payment agreements with their affiliates.

        Certain of the risk factors listed above are discussed in more detail in "Market Risk Exposures" below, and under "Risks Related to the Business" in the MD&A included in Item 7 of MEHC's annual report on Form 10-K for the year ended December 31, 2004. Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire quarterly report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect MEHC's business. The information contained in this report is subject to change without notice. Forward-looking statements speak only as of the date they are made and MEHC is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by MEHC with the Securities and Exchange Commission.

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of MEHC since December 31, 2004, and as compared to the second quarter and six months ended June 30, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

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

        The MD&A presents a discussion of MEHC's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

MEHC as a Holding Company

        MEHC has a 100% ownership interest in EME, which itself operates through its subsidiaries and affiliates. EME continues to operate primarily in one line of business, electric power generation with substantially all of its continuing operations located in the United States. MEHC has no business activities other than through its ownership interest in EME. During 2001, MEHC issued $800 million of 13.50% senior secured notes due 2008 and borrowed $385 million under a term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005). MEHC's ability to honor its obligations under the senior secured notes is entirely dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group Inc., and ultimately Edison International. See "Liquidity and Capital Resources—Intercompany Tax-Allocation Agreement." Dividends from EME are limited based on its earnings and cash flow, business and tax considerations, terms of restrictions contained in EME's corporate credit facility, and restrictions imposed by applicable law. For a description of material dividend restrictions, see "Dividend Restrictions in Major Financings" on page 65 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

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

  •
  repaid its junior subordinated debentures and, consequently, repaid the monthly income preferred securities (MIPS) totaling $150 million.

        In April 2005, EME made an equity contribution of $300 million to Midwest Generation, which used the proceeds to repay indebtedness. See "Liquidity and Capital Resources—Midwest Generation Financing" for a discussion of the Midwest Generation financing.

        EME has also completed a review of its domestic organization to better align its resources with its domestic business requirements. Management and organizational changes have been implemented to streamline EME's reporting relationships and eliminate its regional management structure. As part of the restructuring, EME expects to reduce annualized costs by $7 million (pre-tax) although this decrease is expected to be offset by higher development costs in the future. As a result of these changes, EME recorded charges of approximately $3 million and $10 million (pre-tax) in the quarter and six months ended June 30, 2005, respectively, for severance and related costs.

Expiration of the Exelon Power Purchase Agreements

        The five-year power purchase agreements between Midwest Generation and Exelon Generation Company expired on December 31, 2004 and, accordingly, beginning January 1, 2005, all the output from the Illinois Plants is considered merchant generation. In 2004, approximately 53% of the energy and capacity sales from the Illinois Plants were to Exelon Generation under the power purchase agreements.

        The Exelon Generation power purchase agreement for coal-fired units was structured to provide significant capacity payments and lower energy payments which were primarily designed to reimburse the cost of production. The agreement also provided for substantial capacity payments during the summer months. The Illinois Plants continue to derive revenue from sales of capacity and energy to domestic utilities and power marketers. In the current wholesale energy market, energy prices are substantially higher than the energy prices previously set forth in the agreement, but capacity payments are, and are expected to remain, substantially lower. As a result, the composition of EME's revenues was significantly different in the first half of 2005 compared to 2004. EME's merchant generation is subject to significant volatility as described further in "Market Risk Exposures—Commodity Price Risk."

Wholesale Energy Prices in Illinois

        Wholesale energy prices at the Northern Illinois Hub (related to the Illinois Plants) have increased substantially in 2005 from the comparable market prices in 2004 driven largely by increases in the market price of natural gas and oil. The average market price during the six months ended June 30, 2005 at the Northern Illinois Hub (related to the Illinois Plants) increased to $39.01 per MWh, compared to the average market price at "Into ComEd" and the Northern Illinois Hub of $29.84 per MWh during the six months ended June 30, 2004.

Overview of EME's 2005 Financial Performance from Continuing Operations

        EME's financial performance in the second quarter and six months ended June 30, 2005 improved over the second quarter and six months ended June 30, 2004 with a number of important items affecting performance:

  •
  An increase in earnings from the Illinois Plants primarily attributable to:

  •
  An increase in the average realized energy price of merchant generation related to the coal-fired units to $41.83 per MWh and $40.12 per MWh during the second quarter and six months ended June 30, 2005, respectively, from $31.32 per MWh and $29.89 per MWh during the second quarter and six months ended June 30, 2004, respectively. During the second quarter and six months ended June 30, 2004, 53% and 58% of generation from the Illinois Plants was merchant, respectively. The remaining 2004 generation was sold under the power purchase agreements with Exelon Generation which provided for higher capacity payments and lower payments for energy (with an average realized energy price of $17.59/MWh for the six months ended June 30, 2004).

  •
  Generation during the second quarter and six months ended June 30, 2005 was 5,834 GWh and 14,229 GWh, respectively, compared to 6,110 GWh and 13,878 GWh during the second quarter and six months ended June 30, 2004, respectively. In 2004, a portion of Midwest Generation's power was sold under the power purchase agreement for coal-fired units with Exelon Generation. The generation during the second quarter of 2005 was lower than the second quarter of 2004 due to higher planned major maintenance which reduced the equivalent availability of the Illinois Plants. As a result, major maintenance expenses increased $12 million during the second quarter of 2005 compared to the second quarter of 2004. Planned major maintenance expenses will vary year to year based on the cycle times of major equipment.

  •
  During the second quarter of 2004, EME's subsidiary, Midwest Generation, terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. Following the termination of the Collins Station lease, Midwest Generation received title to the Collins Station and subsequently ceased its operations. EME recorded a pre-tax loss of approximately $954 million (approximately $586 million after tax) during the second quarter ended June 30, 2004, primarily as a result of the termination of the lease.

  •
  A $7 million decrease in earnings from the Homer City facilities during the second quarter of 2005 compared to the second quarter of 2004, while the six months earnings were higher in 2005 than 2004. The changes in earnings were primarily attributable to:

  •
  An increase in the average realized energy price of merchant generation to $42.93 per MWh and $43.38 per MWh in the second quarter and six months ended June 30, 2005, respectively, from $36.50 per MWh and $36.56 per MWh during the second quarter and six months ended June 30, 2004, respectively.

  •
  An increase in coal costs driven by an increase in Northern Appalachia coal prices which has been attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. See "Market Risk Exposures—Commodity Price Risk—Coal Price and Transportation Risk," and "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute."

  •
  An increase in the cost of sulfur dioxide (SO2) emission allowances which has been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

  •
  The 2004 results included a pre-tax gain of $47 million from the sale of the company owning EME's interests in Four Star Oil & Gas Company, partially offset by a $4 million loss on the sale of the company holding EME's interest in the Brooklyn Navy Yard project recorded during the first quarter of 2004.

  •
  During the second quarter of 2005, EME resolved a dispute regarding additional taxes asserted by the Internal Revenue Service during the audit of the 1994-1996 tax returns. As a result of the resolution of this item, EME reversed $11.5 million of accrued taxes which was recorded as a reduction of income taxes during the second quarter of 2005.

Critical Accounting Estimates

        For a discussion of EME's critical accounting estimates, refer to "Critical Accounting Estimates" on page 37 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the second quarters and six months of 2005 and 2004. Continuing operations include EME's Illinois Plants and Homer City facilities, energy trading, equity investments in power projects primarily located in California, corporate interest expense and general and administrative expenses. Discontinued operations include all of EME's international operations, except the Doga project. This section also discusses the effect of new accounting pronouncements on EME's consolidated financial statements. It is organized under the following headings:

Net Income (Loss) Summary

        Net income (loss) is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Mission Energy Holding Company (parent company):
Loss from continuing operations	$(17)	$(25)	$(47)	$(49)
Edison Mission Energy and its Consolidated Subsidiaries:
Income (loss) from continuing operations	17	(611)	72	(626)
Income from discontinued operations	21	26	28	72

Net Income (Loss)	$21	$(610)	$53	$(603)

        MEHC's (parent company) loss from continuing operations for the second quarter and six months ended June 30, 2005 was $17 million and $47 million, respectively, compared to $25 million and $49 million for the second quarter and six months of 2004, respectively. The 2005 decreases in loss from continuing operations were attributable to lower interest expense primarily related to the repayment of the $385 million term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005). The year-to-date decrease was mostly offset by a $12 million after-tax loss on early extinguishment of debt.

        EME's income (loss) from continuing operations for the second quarters and six months ended June 30, 2005 and 2004 is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Income (loss) from Continuing Operations	$17	$(611)	$72	$(626)
Discrete Items (after tax)
Loss on lease termination, asset impairment and other charges (see "—Results of Continuing Operations—Earnings from Consolidated Operations—Illinois Plants")	—	(586)	—	(586)
Gain on sale of assets (see "—Results of Continuing Operations—Gain on Sale of Assets")	—	—	—	29
Other	—	—	—	(2)

Income (loss) from Continuing Operations (excluding discrete items)	$17	$(25)	$72	$(67)

        The increase in the second quarter income from continuing operations, excluding discrete items, was primarily attributable to higher wholesale energy prices at EME's Illinois Plants, higher energy trading income and resolution of a tax dispute. The year-to-date increase in income from continuing operations, excluding discrete items, was primarily due to higher wholesale energy prices at EME's Illinois Plants and EME's Homer City facilities, higher energy trading income and resolution of a tax dispute.

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

        The following section provides a summary of the operating results for the second quarters and six months ended June 30, 2005 and 2004 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Income (Loss) before Taxes and Minority Interest (Earnings/Losses)(1)
Consolidated operations
Illinois Plants	$18	$(959)	$110	$(948)
Homer City	8	15	50	34
Energy Trading(2)	19	3	41	2
Doga	—	—	—	6
Other	(1)	1	(2)	(1)
Unconsolidated affiliates
Big 4 projects	40	39	61	50
Sunrise	5	4	2	1
March Point	(4)	2	4	8
Doga	1	1	5	1
Other	3	2	5	4

	89	(892)	276	(843)
MEHC and EME corporate interest expense	(96)	(111)	(192)	(222)
MEHC and EME corporate and regional administrative and general	(26)	(33)	(59)	(64)
Gain on sale of assets	—	—	—	43
Loss on early extinguishment of debt	—	—	(24)	—
EME corporate interest income and other, net	11	—	18	1

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	$(22)	$(1,036)	$19	$(1,085)

(1)
Income before taxes of Doga represents both EME's 80% ownership interest and the ownership interests of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Doga are reflected in a separate line item in the consolidated statements of income.

(2)
Income from energy trading represents the gains recognized from the volatility of the price of electricity, fuels and transmission by buying and selling contracts. The indirect cost of energy trading is included in regional administrative and general expenses.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Revenues
Energy revenues	$244	$146	$571	$355
Capacity revenues	8	70	14	96
Other revenues	2	3	4	3
Net gains (losses) from price risk management	(1)	5	(11)	3

Total operating revenues	253	224	578	457

Operating Expenses
Fuel	72	84	171	200
Plant operations	107	95	191	166
Plant operating leases	19	21	37	47
Depreciation and amortization	25	31	50	57
Loss on lease termination, asset impairment and other charges	7	954	7	954
Administrative and general	5	(1)	10	1

Total operating expenses	235	1,184	466	1,425

Operating Income (Loss)	18	(960)	112	(968)

Other Income (Expense)
Interest income from note receivable from EME	29	28	57	56
Interest expense	(29)	(27)	(59)	(36)

Total other income (expense)	—	1	(2)	20

Income (Loss) Before Taxes	$18	$(959)	$110	$(948)

Statistics – Coal-Fired Generation(1)
Generation (in GWh):
Merchant	5,834	3,262	14,229	8,008
Power purchase agreement	—	2,848	—	5,870

Total coal-fired generation	5,834	6,110	14,229	13,878

Equivalent Availability(2)	62.1%	70.8%	71.1%	76.6%
Forced outage rate(3)	9.6%	9.1%	8.7%	7.4%
Average realized energy price/MWh:
Merchant	$41.83	$31.32	$40.12	$29.89
Power purchase agreement	$—	$17.53	$—	$17.59
Total coal-fired generation(4)	$41.83	$24.89	$40.12	$24.68

(1)
This table summarizes key performance measures related to coal-fired generation, which represents the majority of the operations of the Illinois Plants.

(2)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(3)
Midwest Generation refers to unplanned maintenance as a forced outage.

(4)
The average realized energy price in prior year periods represents an average, weighted by generation, of energy prices earned by the merchant coal plants and energy prices earned under the power purchase agreements with Exelon Generation. Due to the structure of the power purchase agreements with Exelon Generation (with higher capacity prices and lower energy prices), the composite data in 2004 is not directly comparable to 2005 merchant energy prices.

        Earnings (losses) from the Illinois Plants were $18 million and $110 million during the three and six months ended June 30, 2005, respectively, compared to $(959) million and $(948) million for the comparable periods in the prior year. Included in the 2004 losses of the Illinois Plants were losses related to the termination of the Collins Station lease of $951 million and a $3 million inventory reserve for excess spare parts at the Collins Station. Management concluded that the Collins Station was not economically competitive in the marketplace given generation overcapacity and ceased operations effective September 30, 2004. Earnings (losses) from the Illinois Plants, excluding the above discrete items, were $(5) million and $6 million during the three and six months ended June 30, 2004, respectively. The increase in the second quarter of 2005 earnings of $23 million was primarily attributable to higher energy revenues resulting from increased average realized energy prices. Earnings for the six-month period ended June 30, 2005 increased $104 million due to the following factors:

  •
  substantially higher energy revenues resulting from increased average realized energy prices and increased generation;

  •
  lower fuel costs attributable to the cessation of operations at the Collins Station effective September 30, 2004; and

  •
  lower plant operating lease costs due to the termination of the Collins Station lease in April 2004.

        Partially offset by:

  •
  lower capacity revenues resulting from the expiration of the power purchase agreements with Exelon Generation;

  •
  higher plant operation costs due to higher planned maintenance;

  •
  higher coal costs attributable to increased generation and higher coal prices primarily due to escalation under coal and transportation agreements;

  •
  higher interest expense primarily attributable to higher interest rates on the fixed rate debt issued in April 2004; and

  •
  asset impairment charge of $7 million recorded during the second quarter of 2005 primarily associated with re-scoping a capital program related to fugitive coal dust.

        Income from price risk management activities decreased $6 million and $14 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 decreases were primarily related to the following:

  •
  lower gains in 2005 related to the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133; and

  •
  losses in 2005 on swaps and futures contracts that did not qualify for hedge accounting under SFAS No. 133;

        Partially offset by:

  •
  gains on power contracts that did not qualify for hedge accounting under SFAS No. 133 recorded during the second quarter of 2005, compared to losses on power contracts recorded during 2004.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of approximately $0.4 million and $7 million for the second quarters of 2005 and 2004, respectively, and $0.2 million and $4 million for the six months ended June 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective portion of the cash flow hedges was primarily attributable to changes in the difference between energy prices at the delivery points set forth in the hedge contracts and the energy prices at the delivery points where power generated by the Illinois Plants is delivered into the transmission system.

        The earnings (losses) of the Illinois Plants included interest income of $29 million and $28 million for the second quarters of 2005 and 2004, respectively, and $57 million and $56 million for the six months ended June 30, 2005 and 2004, respectively, related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease by EME for accounting purposes.

Homer City

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Revenues
Energy revenues	$133	$122	$288	$233
Capacity revenues	5	8	9	16
Net losses from price risk management	(2)	(8)	(4)	(7)

Total operating revenues	136	122	293	242

Operating Expenses
Fuel	60	51	124	95
Plant operations	37	26	59	55
Plant operating leases	26	26	51	51
Depreciation and amortization	4	4	8	8
Administrative and general	2	(1)	4	—

Total operating expenses	129	106	246	209

Operating Income	7	16	47	33

Other Income (Expense)
Interest and other income	2	—	4	2
Interest expense	(1)	(1)	(1)	(1)

Total other income (expense)	1	(1)	3	1

Income Before Taxes	$8	$15	$50	$34

Statistics
Generation (in GWh)	3,102	3,360	6,636	6,375
Equivalent Availability(1)	77.1%	83.2%	82.6%	78.4%
Forced outage rate(2)	3.6%	1.1%	5.6%	7.8%
Average realized energy price/MWh	$42.93	$36.50	$43.38	$36.56

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity, divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
Homer City refers to unplanned maintenance as a forced outage.

        Earnings from Homer City decreased $7 million and increased $16 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The second quarter decrease was primarily due to higher planned maintenance costs and higher fuel costs attributable to higher coal prices and higher priced SO2 emission allowances. The 2005 six-month increase was primarily attributable to higher energy revenues in 2005 due to higher generation and average realized energy prices as compared to 2004. During the first quarter of 2004, an unplanned outage at Unit 1 contributed to lower generation and higher maintenance costs. Partially offsetting this increase were higher fuel costs attributable to higher fuel consumption, higher coal prices and higher priced SO2 emission allowances. Included in fuel costs was $14 million and $7 million during the second quarters of 2005 and 2004, respectively, and $29 million and $13 million during the six months ended June 30, 2005 and 2004, respectively, related to the net cost of emission allowances. See "Market

Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

        Losses from price risk management activities were $2 million and $8 million for the second quarters of 2005 and 2004, respectively, and $4 million and $7 million for the six months ended June 30, 2005 and 2004, respectively. The second quarter decrease was primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Homer City recorded net gains (losses) of approximately $1 million and $(6) million during the second quarters of 2005 and 2004, respectively, and $(3) million and $239 during the six months ended June 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective gains (losses) from Homer City were primarily attributable to changes in the difference between energy prices at PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, Homer City recognized ineffective gains (losses) related to forward contracts that expired during the respective periods. The year-to-date decrease was primarily related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Seasonal Disclosure

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues generated from the Illinois Plants and the Homer City facilities are generally higher during the third quarter of each year.

Energy Trading

        EME seeks to generate profit from the volatility of the price of electricity, fuels and transmission by buying and selling contracts for their sale or provision, as the case may be, which are referred to as energy trading activities. Earnings from energy trading activities increased $16 million and $39 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. Energy trading activities are primarily focused on understanding the relative values between different locations in the eastern power grid; particularly those locations in PJM, Midwest Independent Transmission System Operator (MISO), and New York Independent System Operator (NYISO). EME's wholly owned subsidiary, Edison Mission Marketing & Trading, utilizes over-the-counter products as well as financial transmission rights, transmission congestion contracts, and virtual incremental and decremental generation bids to capture the differences in prices between various locations. The volatile market conditions during the first six months of 2005, coupled with the expansion of PJM and the implementation of MISO, have created favorable conditions for Edison Mission Marketing & Trading's trading strategies relative to 2004. The volatile and high priced markets have resulted in relatively more transmission congestion than in 2004. The expansion of PJM and MISO has created a larger market with more locations, creating more opportunities for Edison Mission Marketing & Trading to implement various strategies.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects increased $1 million and $11 million for the second quarter and six months ended June 30, 2005, compared to the corresponding periods of 2004. The 2005 six-month increase in earnings was primarily due to higher energy prices in 2005 over 2004.

        The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $2 million and $3 million for the second quarters of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, earnings included interest expense from Edison Mission Energy Funding of $5 million and $7 million, respectively.

Sunrise

        Earnings from the Sunrise project increased $1 million for both the second quarter and six months ended June 30, 2005, compared to the corresponding periods of 2004. The 2005 increases primarily resulted from higher energy revenues attributable to increased dispatch.

March Point

        Earnings from March Point decreased $6 million and $4 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 decreases in earnings were primarily due to mark-to-market losses on fuel contracts entered into by March Point, which are derivatives that do not qualify as cash flow hedges under SFAS No. 133.

Doga

        In accordance with Statement of Financial Accounting Standards Interpretation No. 46(R), "Consolidation of Variable Interest Entities," EME determined that it was not the primary beneficiary of the Doga project and, accordingly, deconsolidated this project as of March 31, 2004. Revenues included in EME's consolidated statements of income from the Doga project were $29 million for the six months ended June 30, 2004, representing revenues from the first quarter of 2004. Earnings from the Doga project were $6 million for the six months ended June 30, 2004, representing earnings from the first quarter of 2004. Beginning April 1, 2004, EME recorded its interest in the Doga project on the equity method basis of accounting. Earnings from the Doga project were $1 million and $5 million for the second quarter and six months ended June 30, 2005, respectively, compared to $1 million for both the second quarter and six months ended June 30, 2004.

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

MEHC and EME Corporate Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
MEHC (excluding EME) interest expense to third parties	$28	$40	$56	$81
EME's interest expense to third parties	39	43	79	85
EME's interest expense to Midwest Generation	29	28	57	56

Total corporate interest expense	$96	$111	$192	$222

MEHC (excluding EME) Interest Expense to Third Parties

        MEHC's interest expense (excluding EME) decreased $12 million and $25 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 decreases were attributable to the repayment of the $385 million term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005).

MEHC and EME Corporate and Regional Administrative and General Expenses

        Administrative and general expenses decreased $7 million and $5 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The decreases were primarily due to decreased use of third-party consultants partially offset by higher costs incurred in 2005 to implement EME's restructuring plan described under "Management's Overview."

Gain on Sale of Assets

        Gain on sale of assets in 2004 consisted of a $47 million gain related to the sale of 100% of EME's stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, and a $4 million loss related to the sale of EME's interest in Brooklyn Navy Yard Cogeneration Partners, L.P. recorded during the first quarter of 2004.

Loss on Early Extinguishment of Debt

        Loss on early extinguishment of debt was $24 million in the first six months of 2005. Extinguishment of debt consisted of a $20 million loss related to the early repayment of MEHC's $385 million term loan and a $4 million loss related to the early repayment of EME's junior subordinated debentures recorded during the first quarter of 2005.

EME Corporate Interest Income and Other, Net

        Interest income and other, net increased $11 million and $17 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The increases were primarily attributable to higher interest income resulting from higher average cash balances during the first six months of 2005, compared with the corresponding period of 2004.

Income Taxes

        MEHC's income tax benefit from continuing operations was $6 million and $411 million during the six months ended June 30, 2005 and 2004, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." During the second quarter of 2005, EME resolved a dispute regarding additional taxes asserted by the Internal Revenue Service during the audit of the 1994-1996 tax returns. As a result of the resolution of this item, EME reversed $11.5 million of accrued taxes which was recorded as a reduction of income taxes during the second quarter of 2005. During the second quarter of 2004, EME recorded a tax benefit of $368 million primarily relating to the loss on the termination of the Collins Station lease, and during the first quarter of 2004, EME recorded a tax provision of $18 million relating to the sale of 100% of its stock in Edison Mission Energy Oil & Gas, which in turn held interests in Four Star Oil & Gas.

Results of Discontinued Operations

        Income from discontinued operations, net of tax, was $21 million and $26 million during the second quarters of 2005 and 2004, respectively, and $28 million and $72 million during the first six months of 2005 and 2004, respectively. During the first six months of 2005, EME completed the following sales:

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

        From the amount received, Lakeland Power Ltd., now controlled by a liquidator in the United Kingdom, has made a payment of £20 million (approximately $37 million) to EME on April 7, 2005 comprised of £7 million (approximately $13 million) for a secured loan which EME purchased from Lakeland Power Ltd.'s secured creditors in 2004 and certain unsecured receivables from Lakeland Power Ltd., and £13 million (approximately $24 million) as a distribution to the EME subsidiary that owns the equity interest in Lakeland Power Ltd. The distribution was recognized in income during the quarter ended June 30, 2005. Additionally, Lakeland Power Ltd. will pay to EME's subsidiary that owns the equity interest in Lakeland Power Ltd. the amount remaining after resolution of any remaining secured and unsecured creditor claims and payment of or provision for tax liabilities and the fees and expenses associated with Lakeland Power Ltd.'s liquidation.

        EME estimates that the remaining net proceeds after tax (including taxes due in the United States) and net income resulting from the above payments will be approximately $64 million. These remaining proceeds are expected to be received in late 2005 or in 2006, as Lakeland Power Ltd.'s liquidation progresses. Because the amounts required to settle outstanding claims and UK taxes have not been finalized and cannot be estimated precisely in the context of the liquidation, the actual amount of net proceeds and increase in net income may vary materially from the above estimate.

New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46(R)

        In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. Under this Interpretation, the primary beneficiary is the variable interest holder that absorbs a majority of expected losses; if no variable interest holder meets this criteria, then it is the variable interest holder that receives a majority of the expected residual returns. The primary beneficiary is required to consolidate the variable interest entity unless specific exceptions or exclusions are met. This Interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003. This Interpretation became effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004.

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

Variable Interest Entities

        EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it had variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at June 30, 2005	EME's Ownership Interest at June 30, 2005	Description
		(in millions)
Sunrise	Fellows, CA	$94	50%	Gas-fired facility
Watson	Carson, CA	88	49%	Cogeneration facility
Sycamore	Bakersfield, CA	56	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	52	50%	Cogeneration facility
Kern River	Bakersfield, CA	45	50%	Cogeneration facility

        EME determined that it is not the primary beneficiary in these entities; accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities.

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. The guidance of FIN 46(R)-5 is effective for reporting periods beginning after March 3, 2005. FIN 46(R)-5 did not affect EME's accounting for variable interest entities.

Statement of Financial Accounting Standards No. 123(R) and Staff Accounting Bulletin No. 107

        In December 2004, the FASB reissued SFAS No. 123(R), "Share-Based Payment." This is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. The standard will require EME to recognize the grant-date fair value of Edison International stock options and equity based compensation issued to employees in the statement of income. The standard also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, which was permitted under Statement 123, as originally issued. EME currently uses the intrinsic value accounting method for stock-based compensation. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in the effective date for the standard to fiscal years beginning after June 15, 2005. EME will implement the new standard effective January 1, 2006 by applying the modified prospective transition method. The difference in expense between the two accounting methods is shown in "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 13. Stock-Based Compensation."

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which conveys the SEC staff's views on the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB 107 also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. EME will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, ‘Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME does not expect the allocated benefit to have a material impact on its consolidated financial statements. EME is evaluating the potential effect that the tax deduction will have in future years.

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

Statement of Financial Accounting Standards No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard does not change the transition provisions of any existing pronouncements. EME does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

Proposed Accounting Pronouncements

Statement of Financial Accounting Standard Interpretation, "Accounting for Uncertain Tax Positions"

        On July 14, 2005, the FASB published an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions." The exposure draft seeks to reduce the diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The exposure draft requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The exposure draft has a 60-day comment period and the earliest the final interpretation would be effective is December 31, 2005. EME is currently assessing the potential impact of the interpretation on its results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with MEHC's annual report on Form 10-K for the year ended December 31, 2004.

MEHC's Liquidity

        At June 30, 2005, MEHC had cash and cash equivalents of $62 million (excluding amounts held by EME and its subsidiaries). MEHC's ability to honor its obligations under the senior secured notes and to pay overhead is substantially dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group, and ultimately Edison International. See "EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Dividends from EME are limited based on its earnings and cash flow, terms of restrictions contained in EME's corporate credit facility, business and tax considerations and restrictions imposed by applicable law. For a description of material dividend restrictions, see "Dividend Restrictions in Major Financings" on page 65 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

Dividends to MEHC

        In January 2005, EME made total dividend payments of $360 million to MEHC. A portion of these payments was used to repay the remaining $285 million of MEHC's term loan plus interest on January 3, 2005.

EME's Liquidity

        At June 30, 2005, EME and its subsidiaries had cash and cash equivalents of $1.6 billion and EME had available the full amount of borrowing capacity under a $98 million corporate credit facility. EME's consolidated debt at June 30, 2005 was $3.2 billion. In addition, EME's subsidiaries had $5.0 billion of long-term lease obligations that are due over periods ranging up to 30 years.

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

        On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of June 30, 2005, approximately $5 million was outstanding under these working capital facilities.

        Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributes to the equity contribution equals the amount thereof. Accordingly, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to the equity contribution made by EME in Midwest Generation on April 19, 2005 equals $300 million. However, Midwest Generation is required to make concurrently with each distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the portion thereof attributed to the equity contribution. Thus, Midwest Generation will not be required to offer to repay debt concurrently with a distribution so long as the portion of each distribution attributed to the April 19, 2005 equity contribution is at least one-third of such distribution.

Capital Expenditures

        The estimated capital and construction expenditures of EME's subsidiaries are $22 million for the final two quarters of 2005 and $32 million and $13 million for 2006 and 2007, respectively. Non-environmental expenditures relate to upgrades to dust collection/mitigation systems and the coal handling system, ash removal improvements and various other projects. These expenditures are planned to be financed by existing subsidiary credit agreements, cash on hand or cash generated from operations. Included in the estimated expenditures are environmental expenditures of $7 million for the second half of 2005 and $1 million for 2006. The 2005 environmental expenditures relate to selective catalytic reduction system improvements at the Homer City facilities.

MEHC's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash used in operating activities decreased $1.1 billion in the first six months of 2005, compared to the first six months of 2004. The 2005 decrease was primarily attributable to the $960 million lease termination payment in 2004 related to the Collins Station lease and tax-allocation payments received by MEHC from Edison International of approximately $59 million during the first six months of 2005, compared to approximately $22 million received during the first six months of 2004. In addition, EME received tax-allocation payments of approximately $3 million during the first six months of 2005, compared to approximately $58 million paid to Edison International during the first six months of 2004. For further discussion of the tax-allocation payments, see "—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Also contributing to the decrease were larger distributions from unconsolidated affiliates in 2005, primarily attributable to the Big 4 projects, and operating income in 2005 versus an operating loss in 2004.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities increased $1.8 billion in the first six months of 2005, compared to the first six months of 2004. The 2005 increase was primarily due to the repayment of the remaining $285 million of the term loan, $11 million paid for the call premium on the retirement of the term loan and the repayment of EME's junior subordinated debentures of $150 million, all in January 2005. In addition, there was a $302 million repayment in April 2005 related to Midwest Generation's existing term loan. Net borrowings in 2004 consisted of the $1 billion secured notes and $700 million term loan facility received by Midwest Generation in April 2004 partially offset by the repayment of $693 million related to Edison Mission Midwest Holdings' credit facility and $28 million related to the Coal and Capex facility in April 2004.

Consolidated Cash Flows from Investing Activities

        Cash provided by investing activities increased $124 million in the first six months of 2005, compared to the first six months of 2004. The 2005 increase was primarily due to net sales of auction rate securities of $140 million in 2005, compared to $10 million in 2004. Proceeds of $124 million received in 2005 from the sale of EME's 25% investment in the Tri Energy project and EME's 50% investment in the CBK project were comparable to proceeds of $118 million received in 2004 from the sale of EME's stock of Edison Mission Energy Oil & Gas and the sale of EME's 50% partnership interest in the Brooklyn Navy Yard project.

MEHC and EME's Credit Ratings

Overview

        Credit ratings for MEHC and its subsidiaries, EME, Midwest Generation, LLC and Edison Mission Marketing & Trading, are as follows:

	Moody's Rating	S&P Rating
MEHC	B2	CCC+
EME	B1	B+
Midwest Generation, LLC:
First priority senior secured rating	Ba3	BB-
Second priority senior secured rating	B1	B
Edison Mission Marketing & Trading	Not Rated	B+

        MEHC cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. MEHC notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

        MEHC does not have any "rating triggers" contained in subsidiary financings that would result in it or EME being required to make equity contributions or provide additional financial support to its subsidiaries.

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

        EME and its subsidiaries have provided credit for the benefit of counterparties in the form of cash and letters of credit ($202 million as of June 30, 2005) for price risk management activities of EME (including Midwest Generation and EME Homer City) and domestic trading activities primarily related to the fair value of open positions.

        EME expects to have higher merchant generation in 2005 than in previous years as a result of the expiration in 2004 of the power purchase agreements between Midwest Generation and Exelon Generation. The increased merchant generation will increase the potential for margin and collateral requirements. Changes in forward market prices and the strategies adopted for merchant generation could further increase the need for credit support for price risk management activities related to EME's projects. Using advanced industry analytics, EME estimates that total margin and collateral requirements to support price risk management could increase to approximately $400 million in 2005 if 56% of the remaining 2005 output and 33% of the 2006 output from the Illinois Plants and Homer City facilities is sold forward for one year and power prices subsequently increased. Midwest Generation is expected to have cash on hand and $500 million of working capital facilities that can be used to provide credit support for forward contracts entered into on behalf of the Illinois Plants. As of June 30, 2005, approximately $5 million was outstanding under these facilities. In addition, EME is expected to have cash on hand and a $98 million working capital facility that can be used to provide credit support for its subsidiaries. See "—EME's Liquidity" for further discussion.

Credit Rating of Edison Mission Marketing & Trading

        The Homer City sale-leaseback documents restrict EME Homer City Generation L.P.'s (EME Homer City's) ability to enter into trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of the Homer City facilities if Edison Mission Marketing & Trading does not have an investment grade credit rating from Standard & Poor's or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all the output from the Homer City facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either: (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions, through December 31, 2006. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable by the sale-leaseback owner participant at any time. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME is permitted to sell the output of the Homer City facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Homer City Facilities."

EME's Liquidity as a Holding Company

Overview

        At June 30, 2005, EME had corporate cash and cash equivalents of $1.5 billion to meet liquidity needs. See "—EME's Liquidity." EME had no borrowings outstanding or letters of credit outstanding on the $98 million secured line of credit at June 30, 2005. Cash distributions from EME's subsidiaries and partnership investments, and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

        EME's secured corporate credit facility provides credit available in the form of cash advances or letters of credit. In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility. EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement). At June 30, 2005, EME met both these ratio tests.

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

        At June 30, 2005, EME also had available $86 million under Midwest Generation EME, LLC's $100 million letter of credit facility with Citibank, N.A., as Issuing Bank, that expires in December 2006. Under the terms of this letter of credit facility, Midwest Generation EME is required to deposit cash in a bank account in order to cash collateralize any letters of credit that may be outstanding under the facility. The bank account is pledged to the Issuing Bank. Midwest Generation EME owns 100% of Edison Mission Midwest Holdings, which in turn owns 100% of Midwest Generation, LLC.

Historical Distributions Received By EME

        The following table is presented as an aid in understanding the cash flow of EME's continuing operations and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Six Months Ended June 30,
	2005	2004
	(in millions)
Distributions from Consolidated Operating Projects:
Edison Mission Midwest Holdings (Illinois Plants)	$171	$—
EME Homer City Generation L.P. (Homer City facilities)(1)	41	49
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(2)	29	21
Sunrise Power Company	5	5
Holding company for Doga project	17	15
Holding companies for Westside projects	6	7
Holding companies of other unconsolidated operating projects	4	1

Total Distributions	$273	$98

(1)
On July 1, 2005, EME received a $21 million distribution from Homer City.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries for the twelve months ended June 30, 2005:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation, LLC (Illinois Plants)	Interest Coverage Ratio	Greater than or equal to 1.25 to 1	2.78 to 1
Midwest Generation, LLC (Illinois Plants)	Secured Leverage Ratio	Less than or equal to 8.75 to 1	3.18 to 1
EME Homer City Generation L.P. (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.68 to 1
Edison Mission Energy Funding Corp. (Big 4 Projects)	Debt Service Coverage Ratio	Greater than or equal to 1.25 to 1	2.97 to 1

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

        MEHC's interest coverage ratio equals Funds Flow from Operations divided by Interest Expense and is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME. The following table sets forth MEHC's interest coverage ratio for the twelve months ended June 30, 2005:

June 30, 2005
(in millions)
Funds Flow from Operations:
Operating Cash Flow(1) from Consolidated Operating Projects(2):
Illinois Plants	$313
Homer City	113
First Hydro	30
Other consolidated operating projects	18
Price risk management and energy trading	39
Distributions from unconsolidated Big 4 projects	116
Distributions from other unconsolidated operating projects	107
Interest income	28
Operating expenses	(133)

Total EME funds flow from operations	$631
Operating cash flow from unrestricted subsidiaries	1
Funds flow from operations of projects sold	(84)
MEHC	(2)

$546

Interest Expense:
EME	$262
EME—affiliate debt	2
MEHC interest expense	134
Interest savings on projects sold	(65)

Total interest expense	$333

Interest Coverage Ratio	1.64

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

        The above interest coverage ratio was determined in accordance with the definitions set forth in the indenture governing MEHC's senior secured notes. The provisions of the indenture prohibits MEHC, EME and its subsidiaries from incurring additional indebtedness, except as specified in the indenture, unless MEHC's interest coverage ratio exceeds 2.0 to 1 for the immediately preceding four fiscal quarters.

Contractual Obligations

Fuel Supply Contracts

        Midwest Generation and EME Homer City have entered into additional fuel purchase commitments with various third-party suppliers during the first six months of 2005. These additional commitments are currently estimated to be $25 million for 2005, $61 million for 2006, $108 million for 2007, $34 million for 2008, and $53 million for 2009.

Coal Transportation Agreements

        Midwest Generation has additional coal transportation commitments during the first six months of 2005. Based on the committed coal volumes in the fuel supply contracts mentioned above, these commitments are currently estimated to be $32 million for 2005, $50 million for 2006, $109 million for 2007, $37 million for 2008, and $74 million for 2009.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Genesis No. 17 Mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that the Genesis No. 17 Mine had been shut down and that no delivery of coal from that mine would be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties have reached an agreement in principle to settle the dispute and are continuing settlement negotiations. Contracts have been awarded to alternate suppliers, and inventory strategies adjusted, to reflect and offset the delivery shortfall for 2005.

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

        On May 12, 2005, the Clean Air Interstate Rule (CAIR) was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional NOx and SO2 emissions. The CAIR reduces the current SO2 (i.e., Clean Air Act Title IV Phase II) emissions allowance cap in 2010 and 2015 by 50% and 65%, respectively. Regional NOx emissions are required to be reduced in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation. EME is reviewing the impact of the rule on its business plan. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions fleetwide, EME at this time cannot accurately estimate the cost to meet these obligations.

        The Clean Air Mercury Rule (CAMR), published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap is 38 tons and emissions will be reduced primarily by taking advantage of "co-benefit" reductions; that is, mercury reductions achieved by reducing sulfur dioxide and nitrogen oxides emissions under the CAIR. In the second phase, due in 2018, coal-fired power plants will be subject to a second annual cap, which will reduce emissions nationwide to 15 tons upon full implementation. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

        Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired electric generating units were required to be regulated pursuant to Section 112 of the federal Clean Air Act. Litigation has already been filed challenging the US EPA's rescission action and claiming that the agency should have imposed technology-based limitations on mercury emissions instead of adopting a market-based program. Litigation was also filed to challenge the CAMR following its publication in the Federal Register. As a result of these challenges, the CAMR rules may change in terms of substance and timetables.

        To the extent that Illinois and Pennsylvania implement US EPA's CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, then EME may have the option to purchase mercury emission allowances, to install control equipment (or otherwise to alter operations so as to reduce mercury emissions), or some combination thereof. If EME were to implement environmental control technology at its Homer City facilities instead of purchasing allowances to comply with the CAMR and other Clean Air Act developments described in "Environmental Matters and Regulations—Federal—United States of America" on page 81 of MEHC's annual report on Form 10-K for the year ended December 31, 2004, it currently estimates capital expenditures for such improvements to be approximately $350 million to $400 million in the 2006-2010 timeframe. However, because the mercury state implementation plans are not due until October 31, 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because EME cannot predict the outcome of the legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this regulation currently cannot be assessed. EME's approach to meeting these obligations will continue to be based upon an ongoing assessment of the federal requirements and market conditions.

MARKET RISK EXPOSURES

Introduction

        EME's primary market risk exposures are associated with the sale of electricity and capacity from and the procurement of fuel for its uncontracted generating plants. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, transmission rights, interest rates and foreign currency exchange rates. EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Management's Overview; Critical Accounting Estimates" and "Liquidity and Capital Resources—EME's Credit Ratings" for a discussion of market developments and their impact on EME's credit and the credit of its counterparties.

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report in conjunction with MEHC's annual report on Form 10-K for the year ended December 31, 2004.

Commodity Price Risk

General Overview

        EME's revenues and results of operations of its merchant power plants will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, coal, natural gas and fuel oil, and associated transportation costs in the market areas where EME's merchant plants are located. Among the factors that influence the price of energy, capacity and ancillary services in these markets are:

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

Energy Price Risk—Introduction

        Electric power generated at EME's merchant plants is generally sold under bilateral arrangements with domestic utilities and power marketers with terms of two years or less or into the PJM and/or the NYISO markets. As discussed further below, beginning in 2003, EME has been selling a significant portion of the power generated from its Illinois Plants into wholesale power markets, including PJM since May 1, 2004.

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

        EME uses a "value at risk" analysis in its daily business to identify, measure, monitor and control its overall market risk exposure in respect of its Illinois Plants, its Homer City facilities, and its trading positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

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

        Primary counterparties for hedging transactions are utilities and power marketing companies. In addition, the Intercontinental Exchange and the New York Mercantile Exchange now permit trading in cash settled futures contracts. This allows hedge transactions to be executed with financial entities such as hedge funds and investment banks. The number of such transactions being cleared has been steadily increasing recently.

        In the case of forward sales of generation and capacity from the Illinois Plants, Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation of the Illinois Plants under an energy services agreement between Midwest Generation and Edison Mission Marketing & Trading. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of EME's contracting strategy for the Illinois Plants. In the case of forward sales of generation and capacity from the Homer City facilities, credit support is provided by EME pursuant to intercompany arrangements between it and Edison Mission Marketing & Trading. See "—Credit Risk," below.

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

        To the extent that energy and capacity from the Illinois Plants was not sold under the power purchase agreements with Exelon Generation, it was sold on a wholesale basis through a combination of bilateral agreements, forward energy sales and spot market sales. Approximately 51% of the energy and capacity sales from the Illinois Plants in the first six months of 2004 were made on a wholesale basis outside of the power purchase agreements.

        Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." Since the expansion of PJM and the commencement of MISO locational marginal pricing markets, EME believes that the most liquid delivery locations for wholesale trading in the Midwest are the Northern Illinois Hub in PJM, the AEP/Dayton Hub in PJM, and the Cinergy Hub in MISO. Because of proximity, the Midwest Generation assets are primarily hedged with transactions at the Northern Illinois Hub, but from time to time may be hedged in limited amounts at the AEP/Dayton Hub and the Cinergy Hub.

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

2005 Merchant Sales

        Beginning on January 1, 2005, electric power generated at the Illinois Plants is generally sold under bilateral arrangements with terms of two years or less, or into the PJM market. The PJM pool has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the new expanded western PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2005 and 2004.

	2005(1)	2004
January	$38.36	$27.88	(2)
February	34.92	29.98	(2)
March	45.75	30.66	(2)
April	38.98	27.88	(2)
May	33.60	34.05	(1)
June	42.45	28.58	(1)

Six-Month Average	$39.01	$29.84

(1)
Represents average historical market prices for energy as quoted for sales into the Northern Illinois Hub. Energy prices were calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM.

(2)
Represents average historical market prices for energy for "Into ComEd." Energy prices were determined by obtaining broker quotes and other public price sources for "Into ComEd" delivery points. See discussion under "—Pre-2005 Merchant Sales" above for further discussion regarding the replacement of sales "Into ComEd" with sales into the expanded PJM.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2005:

24-Hour Northern Illinois Hub Forward Energy Prices*
2005
July	$46.64
August	48.68
September	37.55
October	33.44
November	35.26
December	41.22
2006 Calendar "strip"(1)	$42.73

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at June 30, 2005:

	2005	2006
Megawatt hours	9,386,086	9,707,014
Average price/MWh(1)	$38.15	$41.84

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2005 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

Energy Price Risk Affecting Sales from the Homer City Facilities

        Electric power generated at the Homer City facilities is generally sold under bilateral arrangements with terms of two years or less, or into the PJM market. These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

        The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first six months of 2005 and 2004:

	24-Hour PJM Historical Energy Prices*
	2005	2004
January	$45.82	$51.12
February	39.40	47.19
March	47.42	39.54
April	44.27	43.01
May	43.67	44.68
June	46.63	36.72

Six-Month Average	$44.54	$43.71

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2005:

24-Hour PJM West Hub Forward Energy Prices*
2005
July	$56.50
August	58.55
September	46.95
October	43.52
November	44.72
December	51.25
2006 Calendar "strip"(1)	$53.66

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other information from public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes Homer City's hedge position at June 30, 2005:

	2005	2006
Megawatt hours	4,641,100	5,256,000
Average price/MWh(1)	$44.94	$51.50

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2005 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have averaged 6% lower than energy prices at the PJM West Hub during the past twelve months with the monthly average difference during this period ranging from zero to 13%, which occurred in June 2005. See "—Basis Risk" below for a discussion of the difference.

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is affected by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (the primary trading hub in PJM for the Homer City facilities) by an average of 6%. By contrast, during the past 12 months, transmission congestion in PJM has not resulted in prices at the Northern Illinois Hub being significantly different from those at the individual busbars of the Illinois Plants.

        By entering into forward contracts using the PJM West Hub and the Northern Illinois Hub as the delivery points, EME is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (PJM West Hub for Homer City and the Northern Illinois Hub for the Illinois Plants) than the actual point of delivery (the individual plant busbars). In order to mitigate basis risk resulting from forward contracts using the PJM West Hub as the delivery point, EME has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage basis risk.

Coal Price and Transportation Risk

        The Illinois Plants use approximately 18 million to 20.5 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. In addition, the Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in

Pennsylvania. Coal purchases are made under a variety of supply agreements typically ranging from one year to six years in length. The following table summarizes the percent of expected coal requirements for the next five years that are under contract at June 30, 2005.

	Percent of Coal Requirements Under Contract
	2005(1)	2006	2007	2008	2009
Illinois Plants	110%	98%	96%	29%	29%
Homer City facilities(2)	105%	53%	49%	14%	10%

(1)
The percentage in 2005 is calculated based on coal supply and expected generation requirements for a full year.

(2)
Adjusted for expected deliveries under an agreement in principle to settle outstanding contract disputes. See "—Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute" for more information regarding fuel supply interruptions and the dispute with two suppliers.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachia coal, which is purchased for the Homer City facilities, increased considerably since 2004. In January 2004, prices of Northern Appalachia coal (with 13,000 British Thermal units (Btu) content and <3.0 SO2 MMBtu content) were below $40 per ton and increased to more than $60 per ton during 2004. At July 22, 2005, the Energy Information Administration reported the price of Northern Appalachia coal at $52.50 per ton. The overall increase in the Northern Appalachia coal price has been largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. Prices of Powder River Basin (PRB) coal (with 8,800 Btu content and 0.8 SO2 MMBtu content), which is purchased for the Illinois Plants, have recently increased due to curtailment of coal shipments for the remainder of 2005 due to increased PRB coal demand from the other regions (east), rail constraints (discussed below) and higher prices for SO2 allowances. At July 22, 2005, the Energy Information Administration reported the price of $9.66 per ton, which compares to 2004 prices generally below $7 per ton.

        During the first half of 2005, the rail lines that bring coal from the Powder River Basin to the East, including to EME's Illinois Plants, were damaged from derailments caused by heavy rains. The railroads are in the process of making repairs to these rail lines and have advised their customers, including EME, that shipments will be curtailed by 15% to 20% during the second half of 2005. EME is working with its transportation provider to minimize any disruption of planned shipments. Based on communication with the transportation provider, EME expects to continue receiving a sufficient amount of coal to generate power at historical levels while these repairs are being completed.

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

        The price of emission allowances, particularly SO2 allowances issued through the US EPA Acid Rain Program, increased substantially during 2004 and the first half of 2005. The average price of purchased SO2 allowances increased to $707 per ton during the six months ended June 30, 2005 from $281 per ton during the six months ended June 30, 2004. The increase in the price of SO2 allowances has been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

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

        EME measures credit risk exposure from counterparties of its merchant energy activities as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At June 30, 2005, the amount of exposure, broken down by the credit ratings of EME's counterparties was as follows:

S&P Credit Rating	June 30, 2005
(in millions)
A or higher	$2
A-	15
BBB+	82
BBB	17
BBB-	1
Below investment grade	—

Total	$117

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

        In addition, coal for the Illinois Plants and the Homer City facilities is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Illinois Plants and the Homer City facilities do not currently have an investment grade credit rating and, accordingly, EME may have limited recourse to collect damages from a supplier in the event of default. EME seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

        For the six months ended June 30, 2005, one customer accounted for 11% of EME's consolidated operating revenues. For the six months ended June 30, 2004, one customer accounted for 15% and a second customer, Exelon Generation, accounted for 33% of EME's consolidated operating revenues. For more information on Exelon Generation see "Commodity Price Risk—Energy Price Risk Affecting Sales from the Illinois Plants—Pre-2005 Merchant Sales."

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate EME's projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of MEHC's total long-term obligations (including current portion) was $4.6 billion at June 30, 2005, compared to the carrying value of $4.0 billion. The fair market value of MEHC's parent only total long-term obligations was $1.0 billion at June 30, 2005, compared to the carrying value of $790 million.

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading by risk category (in millions):

	June 30, 2005	December 31, 2004
Commodity price:
Electricity	$(122)	$10

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities as of June 30, 2005 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(122)	$(115)	$(7)	$—	$—

Energy Trading Derivative Financial Instruments

        EME's risk management and trading operations are conducted by its subsidiary, Edison Mission Marketing & Trading. Edison Mission Marketing & Trading seeks to generate profit from the volatility of the price of electricity, fuels and transmission by buying and selling contracts for their sale or provision, as the case may be, which are referred to as energy trading activities. Energy trading activities are primarily focused on understanding the relative values between different locations in the eastern power grid; particularly those locations in PJM, MISO, and NYISO. See "—Commodity Price Risk—Basis Risk" above for a discussion of locational marginal pricing. Edison Mission Marketing & Trading utilizes over-the-counter products as well as financial transmission rights, transmission congestion contracts, and virtual incremental and decremental generation bids to capture the difference in prices between various locations.

        The fair value of the commodity financial instruments related to energy trading activities as of June 30, 2005 and December 31, 2004, are set forth below (in millions):

	June 30, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
Electricity	$114	$18	$125	$36

        The change in the fair value of trading contracts for the six months ended June 30, 2005, was as follows (in millions):

Fair value of trading contracts at January 1, 2005	$89
Net gains from energy trading activities	45
Amount realized from energy trading activities	(38)

Fair value of trading contracts at June 30, 2005	$96

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of June 30, 2005) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$6	$6	$—	$—	$—
Prices based on models and other valuation methods	90	(2)	9	7	76

Total	$96	$4	$9	$7	$76

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

Opening of MISO Market

        The MISO's day-ahead and real-time locational marginal pricing markets commenced operation on April 1, 2005. Since that time, the wholesale electricity trading community has opted to trade a product delivered at the Cinergy Hub as defined by MISO rather than at the "Into Cinergy" location that was used previously. EME anticipates that the opening of the MISO market will lead to increased liquidity in the Midwest electricity markets because locational marginal pricing provides a liquid and credible cash index against which the trading community can settle contracts.

Passage of Comprehensive Energy Legislation by Congress

        A comprehensive energy bill was passed by the House and Senate in the last week of July 2005 and is expected to be signed by the President on August 8, 2005. This comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act (PUHCA), for amendments of the Public Utility Regulatory Policies Act of 1978 (PURPA), for the introduction of new regulations regarding "Transmission Operation Improvements," for Transmission Rate Reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation. A number of these provisions will require implementing regulations by the Federal Energy Regulatory Commission. EME is currently assessing the potential impact of this legislation and the likely regulations.

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

Internal Control Over Financial Reporting

        There were no changes in MEHC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, MEHC's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a discussion of MEHC's legal proceedings, refer to "Legal Proceedings" on page 22 of MEHC's annual report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to MEHC's legal proceedings specifically affecting MEHC since the filing of MEHC's annual report. See "Note 11. Commitments and Contingencies—Contingencies—Legal Developments Affecting Sunrise Power Company" for minor updates on litigation involving Sunrise Power Company.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
2005 Performance Goals for the Edison International Executive Incentive Compensation Plan, as adopted May 19, 2005, incorporated by reference to Exhibit 99.1 to Edison International's Current Report on Form 8-K dated May 19, 2005.
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

MISSION ENERGY HOLDING COMPANY (REGISTRANT)
By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	August 8, 2005

QuickLinks

TABLE OF CONTENTS
  PART I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Dollars in millions, Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS
SIGNATURES