Form 10-Q
period 2005-09-30
MISSION ENERGY HOLDING CO
filed 2005-11-04
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding of the registrant's Common Stock as of November 4, 2005: 1,000 shares (all shares held by an affiliate of the registrant).

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues
Electric revenues	$640	$507	$1,527	$1,239
Net gains (losses) from price risk management and energy trading	31	(4)	60	(1)
Operation and maintenance services	6	6	18	19

Total operating revenues	677	509	1,605	1,257

Operating Expenses
Fuel	193	163	492	478
Plant operations	96	90	346	316
Plant operating leases	45	44	133	141
Operation and maintenance services	5	5	17	17
Depreciation and amortization	31	39	92	112
Loss on lease termination, asset impairment and other charges	—	35	7	989
Administrative and general	29	38	99	101

Total operating expenses	399	414	1,186	2,154

Operating income (loss)	278	95	419	(897)

Other Income (Expense)
Equity in income from unconsolidated affiliates	113	109	196	184
Impairment loss on equity method investment	(55)	—	(55)	—
Interest and other income (expense)	15	—	39	2
Gain on sale of assets	—	—	—	43
Loss on early extinguishment of debt	—	—	(24)	—
Interest expense	(102)	(121)	(307)	(334)

Total other income (expense)	(29)	(12)	(151)	(105)

Income (loss) from continuing operations before income taxes and minority interest	249	83	268	(1,002)
Provision (benefit) for income taxes	95	22	89	(389)
Minority interest	—	—	—	(1)

Income (Loss) From Continuing Operations	154	61	179	(614)
Income from operations of discontinued subsidiaries, net of tax (Note 6)	27	498	55	570

Net Income (Loss)	$181	$559	$234	$(44)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income (Loss)	$181	$559	$234	$(44)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense of $0 for the three months and $1 for the nine months ended September 30, 2004, respectively	—	33	—	26
Reclassification adjustments for sale of investment in a foreign subsidiary	—	(134)	—	(134)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(122) and $5 for the three months and $(165) and $(44) for the nine months ended September 30, 2005 and 2004, respectively	(167)	(2)	(221)	(51)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $51 and $(19) for the three months and $56 and $(51) for the nine months ended September 30, 2005 and 2004, respectively	(72)	27	(80)	70

Other comprehensive loss	(239)	(76)	(301)	(89)

Comprehensive Income (Loss)	$(58)	$483	$(67)	$(133)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$1,586	$2,272
Short-term investments	—	140
Accounts receivable—trade	273	152
Accounts receivable—affiliates	11	95
Inventory	118	107
Assets under price risk management and energy trading	116	41
Margin and collateral deposits	726	42
Prepaid expenses and other	26	88

Total current assets	2,856	2,937

Investments in Unconsolidated Affiliates	430	454

Property, Plant and Equipment	3,527	3,493
Less accumulated depreciation and amortization	800	709

Net property, plant and equipment	2,727	2,784

Other Assets
Deferred financing costs	49	62
Long-term assets under price risk management and energy trading	94	90
Restricted cash	70	155
Rent payments in excess of levelized rent expense under plant operating leases	392	277
Other long-term assets	56	18

Total other assets	661	602

Assets of Discontinued Operations	1	111

Total Assets	$6,675	$6,888

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2005	December 31, 2004
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$109	$26
Accounts payable and accrued liabilities	293	318
Liabilities under price risk management and energy trading	597	31
Interest payable	111	111
Current maturities of long-term obligations	46	496

Total current liabilities	1,156	982

Long-term obligations net of current maturities	4,100	4,293
Deferred taxes and tax credits	17	204
Long-term liabilities under price risk management and energy trading	88	—
Other long-term liabilities	463	492
Liabilities of discontinued operations	4	5

Total Liabilities	5,828	5,976

Commitments and Contingencies (Note 11)
Shareholder's Equity
Common stock, par value $0.01 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,217	2,215
Retained deficit	(1,086)	(1,320)
Accumulated other comprehensive income (loss)	(284)	17

Total Shareholder's Equity	847	912

Total Liabilities and Shareholder's Equity	$6,675	$6,888

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities
Income (loss) from continuing operations, net	$179	$(614)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Equity in income from unconsolidated affiliates	(196)	(184)
Distributions from unconsolidated affiliates	153	144
Depreciation and amortization	99	112
Amortization of discount on long-term obligations	2	5
Minority interest	—	1
Deferred taxes and tax credits	99	(332)
Gain on sale of assets	—	(43)
Loss on early extinguishment of debt	24	—
Impairment charges	62	35
Changes in operating assets and liabilities:
Increase in margin and collateral deposits	(684)	(42)
Increase in accounts receivable	(139)	(232)
Decrease (increase) in inventory	(11)	6
Decrease in prepaid expenses and other	61	51
Increase in rent payments in excess of levelized rent expense	(115)	(59)
Increase in accounts payable and accrued liabilities	79	30
Increase in interest payable	—	23
Decrease in net assets under risk management	32	10
Other operating—assets	(1)	27
Other operating—liabilities	(4)	5

Net cash used in operating activities	(360)	(1,057)

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	165	1,795
Payments on long-term debt agreements	(813)	(952)
Payments for price appreciation on stock options exercised	(13)	(4)
Financing costs	(16)	(35)

Net cash provided by (used in) financing activities	(677)	804

Cash Flows From Investing Activities
Capital expenditures	(41)	(39)
Proceeds from sale of interest in projects	—	118
Proceeds from sale of discontinued operations	124	739
Sale of short-term investments, net	140	20
Decrease in restricted cash	77	57
Investments in other assets	—	(1)

Net cash provided by investing activities	300	894

Effect on cash from discontinued operations activities	50	55

Effect on cash from deconsolidation of subsidiary	—	(32)

Net increase (decrease) in cash and cash equivalents	(687)	664
Cash and cash equivalents at beginning of period	2,274	634

Cash and cash equivalents at end of period	1,587	1,298
Cash and cash equivalents classified as part of discontinued operations	(1)	(137)

Cash and cash equivalents of continuing operations	$1,586	$1,161

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Margin and Collateral Deposits

        Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. Deposits with counterparties and brokers generally earn interest that approximates the Federal Funds Rate.

Reclassifications

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of Edison Mission Energy (EME).

Note 2. Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
	(in millions)
Coal and fuel oil	$75	$65
Spare parts, materials and supplies	43	42

Total	$118	$107

Note 3. Agreement to Sell the Doga Project

        MEHC's subsidiary, EME, owns an 80% interest in a 180 MW gas-fired cogeneration plant near Istanbul, Turkey, which EME refers to as the Doga project. EME has entered into a Purchase Agreement, dated as of August 17, 2005, to sell its interest in the Doga project to EME's co-investor in the Doga project, Doga Enerji Yatirim Isletme ve Ticaret Limited Sirketi, which will acquire an additional 30% interest in the Doga project, and The Kansai Electric Power Co., Inc., which will acquire a 50% interest in the Doga project. Completion of the sale is subject to the satisfaction of a number of closing conditions, including obtaining the consent of a majority of the project's lenders. The sale is expected to close in the fourth quarter of 2005.

Note 4. Loss on Lease Termination, Impairment Losses and Other Charges

Impairment Loss on Equity Method Investment

        During the third quarter of 2005, EME fully impaired its equity investment in the March Point project following an updated forecast of future project cash flows. The March Point project is a 140 MW natural gas-fired cogeneration facility located in Anacortes, Washington, in which a subsidiary of EME owns a 50% partnership interest. The March Point project sells electricity to Puget Sound Energy, Inc. under two power purchase agreements that expire in 2011 and sells steam to Equilon Enterprises, LLC (a subsidiary of Shell Oil) under a steam supply agreement that also expires in 2011. March Point purchases a portion of its fuel requirements under long-term contracts with the remaining requirements purchased at current market prices. March Point's power sales agreements do not provide for a price adjustment related to the project's fuel costs. During the third quarter of 2005, long-term natural gas prices increased substantially, thereby adversely affecting the future cash flows of the March Point project. As a result, management concluded that its investment was impaired and recorded a $55 million charge during the third quarter of 2005.

Loss on Lease Termination, Asset Impairment and Other Charges

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

        In September 2004, management completed an analysis of future competitiveness in the expanded PJM Interconnection, LLC (PJM) marketplace of its eight remaining small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight small peaking units. As a result of the decision to decommission the units, projected future cash flows associated with the Illinois peaking units were less than the book value of the units, resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, EME recorded a pre-tax impairment charge of $29 million (approximately $18 million after tax).

Note 5. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), including discontinued operations, consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2004	$18	$(1)	$17
Current period change	(301)	—	(301)

Balance at September 30, 2005	$(283)	$(1)	$(284)

        Unrealized losses on cash flow hedges, net of tax, at September 30, 2005, include unrealized losses on commodity hedges primarily related to Midwest Generation and EME Homer City Generation L.P. (EME Homer City) futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices in these markets are greater than contract prices. The increase in the unrealized losses during the third quarter of 2005 resulted from a combination of new hedges for 2006 and 2007 and an increase in market prices for power driven largely from higher natural gas and oil prices. In addition, at September 30, 2005, EME reclassified a $9 million, after tax, unrealized gain from other comprehensive loss to earnings due to the impairment of its equity investment in the March Point project.

        As EME's hedged positions for continuing operations are realized, approximately $257 million, after tax, of the net unrealized losses on cash flow hedges at September 30, 2005 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2007.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net losses of approximately $32 million and $13 million during the third quarters of 2005 and 2004 and $35 million and $9 million during the nine months ended September 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in net gains from price risk management and energy trading in EME's consolidated income statements.

Note 6. Discontinued Operations

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

Contact Energy

        On September 30, 2004, EME sold its 51.2% interest in Contact Energy to Origin Energy New Zealand Limited pursuant to a Purchase Agreement, dated July 20, 2004. The purchase agreement was entered into following a competitive bidding process. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser. EME recorded an after-tax gain on sale of Contact Energy of $141 million during the third quarter of 2004.

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

        EME estimates that the remaining net proceeds after tax (including taxes due in the United States) and net income resulting from the above payments will be approximately $64 million. The majority of the remaining proceeds are expected to be received in 2006, when Lakeland Power Ltd.'s liquidation is expected to be completed. Because the amounts required to settle outstanding claims and UK taxes have not been finalized and cannot be estimated precisely in the context of the liquidation, the actual amount of net proceeds and increase in net income may vary materially from the above estimate.

Summarized Financial Information for Discontinued Operations

        In accordance with SFAS No. 144, all of the projects discussed above are classified as discontinued operations in the accompanying consolidated statements of income. Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date. Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Total operating revenues	$—	$354	$—	$1,102
Income (loss) before income taxes and minority interest	(2)	59	20	214
Benefit for income taxes	(29)	(316)	(30)	(264)
Minority interest	—	18	—	49
Income from operations of discontinued foreign subsidiaries	27	357	50	429
Gain on sale before income taxes	—	312	9	312
Gain on sale after income taxes	—	141	5	141

        During the quarter ended September 30, 2005, EME recorded tax adjustments of $28 million which resulted from completion of the 2004 federal and California income tax returns and quarterly review of tax accruals. The majority of the tax adjustments are related to the sale of the international projects in December 2004 and are included in "Benefit for income taxes" in the above table. During the quarter ended September 30, 2004, EME recorded a deferred income tax benefit of $327 million in accordance with Emerging Issues Task Force Issue No. 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation," (EITF 93-17). Under EITF 93-17, because the tax basis of the stock of EME's Dutch subsidiary, MECIBV, exceeded EME's book basis, an adjustment to deferred taxes was required during the third quarter of 2004.

        The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets at September 30, 2005 and December 31, 2004. The carrying amount of major asset and liability classifications for EME's international operations recorded as discontinued operations are as follows:

	September 30, 2005	December 31, 2004
	(in millions)
Cash and cash equivalents	$1	$2
Other current assets	—	2

Total current assets	1	4

Investments in unconsolidated affiliates	—	107

Assets of discontinued operations	$1	$111

Accounts payable and accrued liabilities	$—	$1

Total current liabilities	—	1

Deferred revenue	4	4

Total long-term deferred liabilities	4	4

Liabilities of discontinued operations	$4	$5

Note 7. Restructuring Costs

        During the first quarter of 2005, EME initiated a review of its domestic organization to better align its resources with its domestic business requirements. Management and organizational changes have been implemented to streamline EME's reporting relationships and eliminate its regional management structure. As a result of these changes, EME recorded charges of approximately $10 million (pre-tax) in the nine months ended September 30, 2005 for severance and related costs. These charges were included in administrative and general expense on EME's consolidated statement of income.

Note 8. Employee Benefit Plans

Pension Plans

        EME previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $12 million to its pension plans in 2005. As of September 30, 2005, $9 million in contributions have been made. EME anticipates meeting its original expectation by year-end 2005.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in millions)
Service cost	$5	$4	$14	$12
Interest cost	2	2	6	6
Expected return on plan assets	(1)	(1)	(4)	(3)
Net amortization and deferral	—	—	1	—

Total expense	$6	$5	$17	$15

Postretirement Benefits Other Than Pensions

        EME previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1 million to its postretirement benefits other than pensions in 2005. As of September 30, 2005, $0.5 million in contributions have been made. EME anticipates meeting its original expectation by year-end 2005.

        Components of postretirement benefits other than pensions expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in millions)
Service cost	$1	$—	$2	$—
Interest cost	1	1	3	3
Amortization of unrecognized prior service costs	—	—	(1)	—

Total expense	$2	$1	$4	$3

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

        On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of September 30, 2005, approximately $170 million was utilized under these working capital facilities.

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

Note 10. Income Taxes

        MEHC's income tax provision (benefit) from continuing operations was $89 million and $(389) million during the nine months ended September 30, 2005 and 2004, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the second quarter of 2005, EME resolved a dispute regarding additional taxes asserted by the Internal Revenue Service during the audit of the 1994-1996 tax returns. As a result of the resolution of this item, EME reversed $11.5 million of accrued taxes which was recorded as a reduction of income taxes during the second quarter of 2005. During the second quarter of 2004, EME recorded a tax benefit of $368 million primarily relating to the loss on the termination of the Collins Station lease, and during the first quarter of 2004, EME recorded a tax provision of $18 million relating to the sale of 100% of its stock in Edison Mission Energy Oil & Gas, which in turn held interests in Four Star Oil & Gas.

Note 11. Commitments and Contingencies

Contractual Obligations

Long-Term Debt

        MEHC's long-term debt maturities as of September 30, 2005 are (in millions):

October through December 2005	$2
2006	47
2007	129
2008	1,216
2009	610

        These amounts have been updated primarily to reflect financing activities completed during the first nine months of 2005. See Note 9—Refinancing.

        MEHC is required to offer to repurchase the senior secured notes at par plus interest if proceeds in excess of $20 million from the sale of assets are not otherwise used to pay debt or reinvested as permitted under the terms of such notes within twelve months from the date of sale (on or before December 15, 2005, with respect to the sale of the stock and related assets of MECIBV). MEHC does not expect to use or reinvest all of the excess proceeds from the sale within the twelve-month period and, accordingly, MEHC expects to make an offer to repurchase the senior secured notes in accordance with the terms of the indenture. Because the senior secured notes currently trade at prices greater than par, MEHC does not currently expect holders of the senior secured notes to accept its offer.

Fuel Supply Contracts

        Midwest Generation and EME Homer City have entered into additional fuel purchase commitments with various third-party suppliers during the first nine months of 2005. These additional commitments are currently estimated to be $22 million for 2005, $114 million for 2006, $169 million for 2007, $44 million for 2008, and $62 million for 2009.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extend through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the Powder River Basin. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first nine months of 2005 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $33 million for 2005, $61 million for 2006, $117 million for 2007, $40 million for 2008, and $77 million for 2009.

Capital Improvements

        At September 30, 2005, EME's subsidiaries had firm commitments to spend on capital expenditures of approximately $4 million during the remainder of 2005 and approximately $5 million in 2006.

Commercial Commitments

Introduction

        EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantee of debt and indemnifications.

Standby Letters of Credit

        At September 30, 2005, standby letters of credit aggregated $17 million and were scheduled to expire as follows: remainder of 2005—$3 million; 2006—$11 million; and 2007—$3 million.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 170 and 190 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2005. Midwest Generation had recorded a $68 million liability at September 30, 2005 related to this matter.

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

Indemnities Provided under Asset Sale Agreements—

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. EME also provided an indemnity to IPM for matters arising out of the exercise by one of its project partners of a purported right of first refusal. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At September 30, 2005, EME had recorded a liability of $86 million related to these matters.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

        On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard), to BNY Power Partners LLC. Brooklyn Navy Yard owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through January 2007. At September 30, 2005, EME had recorded a liability of $7 million related to this indemnity.

Capacity Indemnification Agreements—

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, a subsidiary of EME has guaranteed the obligations of Sycamore Cogeneration Company under its project power sales agreement to repay capacity payments to the project's power purchaser in the event that the project unilaterally terminates its performance or reduces its electric power producing capability during the term of the power contract. The obligations under the indemnification agreements as of September 30, 2005, if payment were required, would be $134 million. EME has not recorded a liability related to these indemnities.

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

Contingencies

Legal Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties removed the lawsuit to federal court, and the court ordered remand to the San Francisco Superior Court. Defendants filed a responding pleading on May 6, 2005. Following a hearing on September 7, 2005, the court sustained defendants' demurrer regarding preemption and filed rate doctrine. The plaintiff has waived his right to appeal.

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

        On October 3, 2002, Doga (and several other power producers in Turkey acting independently) filed a lawsuit in the Danistay, Turkey's high administrative court, against the Energy Market Regulatory Authority seeking both an injunction and permanent invalidation of certain provisions of the new regulation on the grounds of the illegality and unconstitutionality of any new license requirement that does not take into account the vested rights of a company operating pursuant to previously agreed terms of the Implementation Contract. Doga's request for injunctive relief was rejected, and there are no further rights of appeal against that rejection.

        On June 21, 2005, a hearing regarding the merits of the case was held. Following the hearing, the Danistay rendered a decision upholding the contested provisions of the new regulation. Doga has filed an appeal with the General Council of the Administrative Chamber of the Danistay. EME cannot currently estimate when a decision on the appeal may be taken. As described more fully in Note 3—Agreement to Sell the Doga Project, EME has entered into a contract to sell its interest in the Doga project.

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

Note 12. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Cash paid
Interest (net of amount capitalized)	$295	$328
Income taxes (receipts)	(116)	20
Cash payments under plant operating leases	247	213
Non-cash activities from deconsolidation of variable interest entities
Assets	$—	$133
Liabilities	—	165

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in millions)
Net income (loss), as reported	$181	$559	$234	$(44)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	5	1	12	4
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5)	(2)	(13)	(6)

Pro forma net income (loss)	$181	$558	$233	$(46)

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

Deconsolidation of Variable Interest Entities

        In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the Doga and Kwinana projects and, accordingly, deconsolidated these projects as of March 31, 2004. The Kwinana project was sold on December 16, 2004 as part of the sale of international operations to IPM and, accordingly, is included in discontinued operations. As described more fully in Note 3—Agreement to Sell the Doga Project, EME has entered into a contract to sell its interest in the Doga project.

Variable Interest Entities

        EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it had variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at September 30, 2005	EME's Ownership Interest at September 30, 2005	Description
		(in millions)
Sunrise	Fellows, CA	$122	50%	Gas-fired facility
Watson	Carson, CA	98	49%	Cogeneration facility
Sycamore	Bakersfield, CA	61	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	54	50%	Cogeneration facility
Kern River	Bakersfield, CA	39	50%	Cogeneration facility

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

Statement of Financial Accounting Standards No. 123(R) and Staff Accounting Bulletin No. 107

        In December 2004, the FASB reissued SFAS No. 123(R), "Share-Based Payment." This is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. The standard will require EME to recognize the grant-date fair value of Edison International stock options and equity based compensation issued to employees in the statement of income. The standard also requires that such transactions be accounted for using the fair value based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, which was permitted under Statement 123, as originally issued. EME currently uses the intrinsic value accounting method for stock-based compensation. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in the effective date for the standard to fiscal years beginning after June 15, 2005. EME will implement the new standard effective January 1, 2006 by applying the modified prospective transition method. The difference in expense between the two accounting methods related to stock options granted is shown in Note 13—Stock-Based Compensation above. EME is assessing the impact of this accounting standard on its performance shares.

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

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. EME will apply FAS 109-1 in computing income taxes as tax deductions related to qualified production activities are earned.

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

Statement of Financial Accounting Standards No. 153

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Beginning in the third quarter of 2005, SFAS No. 153 is applicable to nonmonetary asset exchanges. The adoption of this standard had no impact on EME's consolidated financial statements.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Mission Energy Holding Company's (MEHC's) current expectations and projections about future events based on MEHC's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by MEHC that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact MEHC or its subsidiaries, include but are not limited to:

  •
  the ability of Edison Mission Energy (EME) to declare and pay dividends;

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME's generating units have access;

  •
  the cost and availability of coal, natural gas, and fuel oil, and associated transportation costs;

  •
  the ability of EME and its subsidiaries to provide sufficient collateral in support of their hedging activities and purchases of fuel;

  •
  the cost and availability of emission credits or allowances;

  •
  transmission congestion in and to each market area and the resulting differences in prices between delivery points;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting EME or the electricity industry generally, including the market structure rules applicable to each market and environmental regulations that could require additional expenditures or otherwise affect EME's cost and manner of doing business;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities, including new plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  general political, economic and business conditions;

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

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of MEHC since December 31, 2004, and as compared to the third quarter and nine months ended September 30, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

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

        EME entered into a purchase agreement, dated as of August 17, 2005, to sell its 80% interest in the Doga project to EME's co-investor in the Doga project, Doga Enerji Yatirim Isletme ve Ticaret Limited Sirketi, which will acquire an additional 30% interest in the Doga project, and The Kansai Electric Power Co., Inc., which will acquire a 50% interest in the Doga project. Completion of the sale is subject to the satisfaction of a number of closing conditions, including obtaining the consent of a majority of the project's lenders. The sale is expected to close in the fourth quarter of 2005.

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

        EME has also completed a review of its domestic organization to better align its resources with its domestic business requirements. Management and organizational changes have been implemented to streamline EME's reporting relationships and eliminate its regional management structure. As a result of these changes, EME recorded charges of approximately $10 million (pre-tax) in the nine months ended September 30, 2005 for severance and related costs.

Business Development Plans

        Following the completion of restructuring activities described above, EME, together with its affiliate, Edison Capital, has established a joint business development effort for wind projects in addition to EME's development plans for thermal projects.

Wind Business Development

        EME's affiliate, Edison Capital, has an existing 196 MW portfolio of wind projects located in Iowa and Minnesota. In addition, a subsidiary of Edison Capital has entered into an agreement to acquire a 120 MW wind project in eastern New Mexico from a wind generation developer for $157 million. The acquisition of this project is subject to achieving commercial operations and other closing conditions, which are expected to be met in December 2005. EME and Edison Capital are considering transferring some or all of these projects to EME as part of EME's independent power generation portfolio and expanding significantly, through EME, further investments in wind projects throughout the U.S. In addition, EME is considering entering into agreements to purchase wind turbines to support these wind business development activities. Pursuit of new renewable energy investments depends upon economic and regulatory conditions and may be affected by government policies supporting renewable energy. In August 2005, federal incentives for new wind projects, referred to as production tax credits, were extended for new wind projects installed by December 31, 2007 under a comprehensive federal energy bill, named the "Energy Policy Act of 2005."

Thermal Business Development

        EME continues to review opportunities to develop or acquire additions to its power generation portfolio. As part of this activity, EME has begun the process of obtaining permits for two sites in Southern California for peaker plants and has responded to several requests for proposals to build or acquire generation. Pursuit of new thermal projects in California and elsewhere depends on a range of factors outside the control of EME, and, accordingly, there is no assurance that these efforts will result in the actual development or acquisition of additional generation capacity.

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

        The Exelon Generation power purchase agreement for coal-fired units was structured to provide significant capacity payments and lower energy payments which were primarily designed to reimburse the cost of production. The agreement also provided for substantial capacity payments during the summer months. The Illinois Plants continue to derive revenue from sales of capacity and energy. In the current wholesale energy market, energy prices are substantially higher than the energy prices previously set forth in the agreement, but capacity payments are, and are expected to remain for some time, substantially lower. As a result, the composition of EME's revenues was significantly different in the first nine months of 2005 compared to 2004. EME's merchant generation is subject to significant volatility as described further in "Market Risk Exposures—Commodity Price Risk."

Wholesale Energy Prices in Illinois

        Wholesale energy prices at the Northern Illinois Hub (related to the Illinois Plants) have increased substantially in 2005 from the comparable market prices in 2004 driven largely by increases in the market price of natural gas and oil. The average market price during the nine months ended September 30, 2005 at the Northern Illinois Hub (related to the Illinois Plants) increased to $44.26 per MWh, compared to the average market prices "Into ComEd" and at the Northern Illinois Hub of $29.36 per MWh during the nine months ended September 30, 2004.

Energy Trading Activities

        EME seeks to generate profit by utilizing the commercial platform of its subsidiary, Edison Mission Marketing & Trading, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City.

Edison Mission Marketing & Trading trades power, fuel and transmission primarily in the eastern power grid using products available over-the-counter, through exchanges and from independent system operators. Earnings from energy trading activities were $84 million and $125 million for the third quarter and nine months ended September 30, 2005, respectively. Volatile market conditions during the first nine months of 2005, driven by increased prices for natural gas and oil and warmer summer temperatures, have created favorable conditions for Edison Mission Marketing & Trading's trading strategies in 2005 compared to 2004. This trading activity is limited by the risk management policies of EME, including a limit on value at risk. During the first nine months of 2005, the maximum value at risk associated with trading of over-the-counter products and exchange-traded products was $1.9 million, using a 95% confidence interval and assuming a one-day holding period. As of September 30, 2005, the collateral required to support Edison Mission Marketing & Trading's transactions was approximately $90 million. EME's management pays particular attention to the risk management of these activities, because income from them will vary substantially from period to period depending on market conditions.

Overview of EME's 2005 Financial Performance from Continuing Operations

        EME's financial performance in the third quarter and nine months ended September 30, 2005 improved over the third quarter and nine months ended September 30, 2004 with a number of important items affecting performance:

  •
  An increase in earnings from the Illinois Plants primarily attributable to:

  •
  An increase in the average energy price of merchant generation related to the coal-fired units to $53.85 per MWh and $45.12 per MWh during the third quarter and nine months ended September 30, 2005, respectively, from $32.96 per MWh and $30.98 per MWh during the third quarter and nine months ended September 30, 2004, respectively. During the third quarter and nine months ended September 30, 2004, 53% and 56% of generation from the Illinois Plants was merchant, respectively. The remaining 2004 generation was sold under the power purchase agreements with Exelon Generation which provided for higher capacity payments and lower payments for energy (with an average energy price of $17.18/MWh for the nine months ended September 30, 2004).

  •
  Generation during the third quarter and nine months ended September 30, 2005 was 8,137 GWh and 22,366 GWh, respectively, compared to 8,300 GWh and 22,178 GWh during the third quarter and nine months ended September 30, 2004, respectively. In 2004, a portion of Midwest Generation's power was sold under the power purchase agreement for coal-fired units with Exelon Generation. The unplanned outage rate at Midwest Generation was higher than last year due to higher planned maintenance, operational difficulties in returning Midwest Generation's Will County Units 1 and 2 to service this year, higher incidents of boiler outages and de-rating at the Joliet Station due to temperature limits at the nearby river used for cooling water discharge.

  •
  The second quarter of 2004 included a $954 million (pre-tax) loss on termination of the lease related to the Collins Station and the return of its ownership to EME and related inventory reserves. Management concluded that the Collins Station was not economically competitive in the marketplace given the generation overcapacity in the region and ceased operations effective September 30, 2004. EME recorded a $7 million (pre-tax) loss in the third quarter of 2004 related to the impairment of the Collins Station plant assets and related inventory reserves.

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

  •
  An increase in earnings from the Homer City facilities primarily attributable to:

  •
  An increase in the average energy price of merchant generation to $45.45 per MWh and $44.17 per MWh in the third quarter and nine months ended September 30, 2005, respectively, from $35.99 per MWh and $36.36 per MWh during the third quarter and nine months ended September 30, 2004, respectively.

  •
  An increase in generation to 4,060 GWh and 10,697 GWh during the third quarter and nine months ended September 30, 2005, respectively, compared to 3,562 GWh and 9,937 GWh during the third quarter and nine months ended September 30, 2004, respectively. During the third quarter of 2004, temporary fuel supply interruptions were managed through a reduction of off-peak generation and spot purchases of higher priced coal.

          Partially offset by:

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

  •
  During the third quarter of 2005, EME recorded a $55 million charge to fully impair its equity investment in the March Point project due to the adverse impact on cash flows from increases in long-term natural gas prices. For further discussion, see "Impairment Loss on Equity Method Investment" in "Results of Continuing Operations—Earnings from Unconsolidated Affiliates."

  •
  The 2004 results included a pre-tax gain of $47 million from the sale of the company owning EME's interests in Four Star Oil & Gas Company, partially offset by a $4 million loss on the sale of the company holding EME's interest in the Brooklyn Navy Yard project recorded during the first quarter of 2004.

  •
  During the second quarter of 2005, EME resolved a dispute regarding additional taxes asserted by the Internal Revenue Service during the audit of the 1994-1996 tax returns. As a result of the resolution of this item, EME reversed $11.5 million of accrued taxes which were recorded as a reduction of income taxes during the second quarter of 2005.

Critical Accounting Estimates

        For a discussion of EME's critical accounting estimates, refer to "Critical Accounting Estimates" on page 37 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the third quarters and nine months of 2005 and 2004. Continuing operations include EME's Illinois Plants and Homer City facilities, energy trading, equity investments in power projects primarily located in California, corporate interest expense and general and administrative expenses. Discontinued operations include all of EME's international operations, except the Doga project. It is organized under the following headings:

Net Income (Loss) Summary

        Net income (loss) is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in millions)
Mission Energy Holding Company (parent company):
Loss from continuing operations	$(18)	$(26)	$(65)	$(75)
Edison Mission Energy and its Consolidated Subsidiaries:
Income (loss) from continuing operations	172	87	244	(539)
Income from discontinued operations	27	498	55	570

Net income (loss)	$181	$559	$234	$(44)

        MEHC's (parent company) loss from continuing operations for the third quarter and nine months ended September 30, 2005 was $18 million and $65 million, respectively, compared to $26 million and $75 million for the third quarter and nine months of 2004, respectively. The 2005 decreases in loss from continuing operations were attributable to lower interest expense primarily related to the repayment of the $385 million term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005). The year-to-date decrease was mostly offset by a $12 million after-tax loss on early extinguishment of debt.

        EME's income (loss) from continuing operations for the third quarters and nine months ended September 30, 2005 and 2004 is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in millions)
Income (loss) from Continuing Operations	$172	$87	$244	$(539)
Discrete Items (after tax)
Loss on lease termination, asset impairment and other charges (see "—Results of Continuing Operations—Earnings from Consolidated Operations—Illinois Plants")	—	(22)	—	(608)
Impairment loss on equity method investment (see "—Results of Continuing Operations—Earnings from Unconsolidated Affiliates—Impairment Loss on Equity Method Investment")	(34)	—	(34)	—
Gain on sale of assets (see "—Results of Continuing Operations—Gain on Sale of Assets")	—	—	—	29
Other	—	—	—	(2)

Income (loss) from Continuing Operations (excluding discrete items)	$206	$109	$278	$42

        The increase in the third quarter income from continuing operations, excluding discrete items, was primarily attributable to higher energy trading income and higher wholesale energy prices at the Illinois Plants and Homer City facilities. The year-to-date increase in income from continuing operations, excluding discrete items, was primarily due to higher wholesale energy prices at the Illinois Plants and Homer City facilities, higher energy trading income and resolution of a tax dispute.

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

        The following section provides a summary of the operating results for the third quarters and nine months ended September 30, 2005 and 2004 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Income (Loss) before Taxes and Minority Interest (Earnings/Losses)(1)
Consolidated operations
Illinois Plants	$187	$98	$297	$(850)
Homer City	33	26	83	61
Energy Trading(2)	84	4	125	6
Doga	—	—	—	6
Other	(2)	—	(4)	(1)
Unconsolidated affiliates
Big 4 projects	73	72	134	122
Sunrise	29	28	31	29
March Point	5	(1)	9	6
Impairment loss on equity method investment	(55)	—	(55)	—
Doga	(2)	2	3	3
Other	5	5	10	9

	357	234	633	(609)
MEHC and EME corporate interest expense	(96)	(111)	(288)	(333)
MEHC and EME corporate and regional administrative and general	(26)	(37)	(85)	(101)
Gain on sale of assets	—	—	—	43
Loss on early extinguishment of debt	—	—	(24)	—
EME corporate interest income and other, net	14	(3)	32	(2)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	$249	$83	$268	$(1,002)

(1)
Income before taxes of Doga represents both EME's 80% ownership interest and the ownership interests of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Doga are reflected in a separate line item in the consolidated statements of income.

(2)
Income from energy trading represents the gains recognized from price volatility associated with the purchase and sale of contracts for electricity, fuels and transmission. The indirect cost of energy trading is included in regional administrative and general expenses.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Revenues
Energy revenues	$438	$195	$1,009	$549
Capacity revenues	10	171	24	267
Other revenues	3	5	6	9
Net losses from price risk management	(33)	(3)	(44)	—

Total operating revenues	418	368	995	825

Operating Expenses
Fuel	107	102	279	302
Plant operations	75	75	266	244
Plant operating leases	19	19	56	66
Depreciation and amortization	25	33	75	90
Loss on lease termination, asset impairment and other charges	—	35	7	989
Administrative and general	1	2	10	—

Total operating expenses	227	266	693	1,691

Operating Income (Loss)	191	102	302	(866)

Other Income (Expense)
Interest income from note receivable from EME	28	28	85	85
Interest expense and other	(32)	(32)	(90)	(69)

Total other income (expense)	(4)	(4)	(5)	16

Income (Loss) Before Taxes	$187	$98	$297	$(850)

Statistics – Coal-Fired Generation(1)
Generation (in GWh):
Merchant	8,137	4,408	22,366	12,417
Power purchase agreement	—	3,892	—	9,761

Total coal-fired generation	8,137	8,300	22,366	22,178

Equivalent availability(2)	87.9%	91.9%	76.8%	81.8%
Forced outage rate(3)	9.4%	5.0%	9.0%	6.5%
Average energy price/MWh:
Merchant	$53.85	$32.96	$45.12	$30.98
Power purchase agreement	$—	$16.56	$—	$17.18
Total coal-fired generation(4)	$53.85	$25.27	$45.12	$24.90

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

(4)
The average energy price in prior year periods represents an average, weighted by generation, of energy prices earned by the merchant coal plants and energy prices earned under the power purchase agreements with Exelon Generation. Due to the structure of the power purchase agreements with Exelon Generation (with higher capacity prices and lower energy prices), the composite data in 2004 is not directly comparable to 2005 merchant energy prices.

        Earnings (losses) from the Illinois Plants were $187 million and $297 million during the three and nine months ended September 30, 2005, respectively, compared to $98 million and $(850) million for the comparable periods in the prior year. Discrete items affecting the income (loss) of the Illinois Plants include:

  •
  $954 million loss recorded during the second quarter of 2004 and $7 million loss recorded during the third quarter of 2004 related to the loss on the termination of the Collins Station lease, asset impairment, and related inventory reserves. Management concluded that the Collins Station was not economically competitive in the marketplace given generation overcapacity and ceased operations effective September 30, 2004.

  •
  $29 million loss recorded during the third quarter of 2004 related to the impairment of six of the eight small peaking units in Illinois. In September 2004, management completed an analysis of future competitiveness of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight units. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units, resulting in an impairment charge under SFAS No. 144.

        Earnings from the Illinois Plants, excluding the above discrete items, were $133 million and $139 million during the three and nine months ended September 30, 2004, respectively, compared to $187 million and $297 million for the three and nine months ended September 30, 2005, respectively. The increase in the third quarter of 2005 earnings of $54 million was primarily attributable to higher energy revenues resulting from increased average energy prices. Earnings for the nine-month period ended September 30, 2005 increased $158 million due to the following factors:

  •
  substantially higher energy revenues resulting from increased average energy prices;

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

  •
  higher coal costs attributable to increased generation and higher coal prices primarily due to price escalation under coal and transportation agreements;

  •
  higher interest expense primarily attributable to higher interest rates on the fixed rate debt issued in April 2004; and

  •
  asset impairment charge of $7 million recorded during the second quarter of 2005 primarily associated with re-scoping a capital program related to coal dust mitigation.

        Losses from price risk management activities increased $30 million and $44 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 increases were primarily due to significantly greater losses in 2005 on futures, swaps and power contracts compared to gains on power contracts recorded during the third quarter of 2004. These price risk management contracts were entered into to hedge the price risk related to projected sales of power through 2007 (sometimes referred to as economic hedges). However, as such contracts did not qualify for hedge accounting under SFAS No. 133, these positions are accounted for at fair value with changes in fair value recorded through earnings. Losses on these contracts are a result of increased power prices. While these positions reflect a current loss, the market price of power has increased, which will result in higher revenue recorded in future periods if power prices do not change. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of approximately $0.5 million and $5 million for the third quarters of 2005 and 2004, respectively, and $0.2 million for both the nine months ended September 30, 2005 and 2004, representing the amount of cash flow hedges' ineffectiveness. The ineffective portion of the cash flow hedges was primarily attributable to changes in the difference between energy prices at the delivery points set forth in the hedge contracts and the energy prices at the delivery points where power generated by the Illinois Plants is delivered into the transmission system. In addition, Midwest Generation recognized losses in 2004 on the ineffective portion of forward contracts that expired during the period.

        The earnings (losses) of the Illinois Plants included interest income of $28 million for both the third quarters of 2005 and 2004 and $85 million for both the nine months ended September 30, 2005 and 2004, related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease by EME for accounting purposes.

Homer City

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Revenues
Energy revenues	$185	$130	$473	$363
Capacity revenues	5	6	14	22
Net losses from price risk management	(22)	(6)	(26)	(13)

Total operating revenues	168	130	461	372

Operating Expenses
Fuel	84	60	208	155
Plant operations	21	14	80	69
Plant operating leases	25	25	76	76
Depreciation and amortization	4	4	12	12
Administrative and general	3	1	7	1

Total operating expenses	137	104	383	313

Operating Income	31	26	78	59

Other Income (Expense)
Interest and other income	2	1	6	3
Interest expense	—	(1)	(1)	(1)

Total other income (expense)	2	—	5	2

Income Before Taxes	$33	$26	$83	$61

Statistics
Generation (in GWh)	4,060	3,562	10,697	9,937
Equivalent availability(1)	98.7%	91.7%	88.0%	82.9%
Forced outage rate(2)	0.2%	1.4%	3.6%	5.6%
Average energy price/MWh	$45.45	$35.99	$44.17	$36.36

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

        Earnings from Homer City increased $7 million and $22 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 increases were primarily attributable to higher energy revenues in 2005 due to increased generation and higher average energy prices as compared to 2004. During the first quarter of 2004, an unplanned outage at Unit 1 contributed to lower generation and higher maintenance costs. During the third quarter of 2004, coal deliveries under contracts with four fuel suppliers to Homer City were temporarily interrupted. As a result of these interruptions, Homer City reduced generation during off-peak periods when power prices were lower and purchased coal from alternative suppliers at spot prices, which were substantially higher than the contract prices from these four fuel suppliers. Partially offsetting this increase were higher fuel costs attributable to higher fuel consumption, higher coal prices and higher priced SO2 emission allowances. Included in fuel costs was $22 million and $10 million during the third quarters of 2005 and 2004, respectively, and $51 million and $24 million during the nine months ended September 30, 2005 and 2004, respectively, related to the net cost of emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

        The average energy price earned by Homer City during the third quarter and nine months ended September 30, 2005 was $45.45/MWh and $44.17/MWh compared to the average real-time market price at the Homer City busbar for the same periods of $62.56/MWh and $50.54/MWh. Homer City's average energy price was lower than the average real-time market price due to: (1) hedge contracts having been entered into in prior periods when market prices were lower, and (2) the differential in market prices at the PJM West Hub versus the Homer City busbar having increased (referred to as a widening of the basis between these PJM locations). Homer City hedges its energy price risk at PJM West Hub and retains the risk that the basis between PJM West Hub and Homer City widens. See "Market Risk Exposures—Commodity Price Risk—Basis Risk."

        Losses from price risk management activities increased $16 million and $13 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 increases were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Homer City recorded net losses of approximately $32 million and $9 million during the third quarters of 2005 and 2004, respectively, and $35 million and $9 million during the nine months ended September 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective losses from Homer City were primarily attributable to an increase in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, Homer City recognized ineffective gains (losses) related to forward contracts that expired during the respective periods. Partially offsetting the ineffective losses were gains in 2005 primarily related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Seasonal Disclosure

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues generated from the Illinois Plants and the Homer City facilities are generally higher during the third quarter of each year. However, as a result of recent increases in market prices for power (driven in part from higher natural gas and oil prices), this historical trend may not be applicable to quarterly revenue in the future.

Energy Trading

        EME seeks to generate profit by utilizing the commercial platform of its subsidiary, Edison Mission Marketing & Trading, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. Edison Mission Marketing & Trading trades power, fuel and transmission primarily in the eastern power grid using products available over-the-counter, through exchanges and from independent system operators. Earnings from energy trading activities were $84 million and $125 million for the third quarter and nine months ended September 30, 2005, respectively. Volatile market conditions during the first nine months of 2005, driven by increased prices for natural gas and oil and warmer summer temperatures, have created favorable conditions for Edison Mission Marketing & Trading's trading strategies in 2005 compared to 2004.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects increased $1 million and $12 million for the third quarter and nine months ended September 30, 2005, compared to the corresponding periods of 2004. The 2005 increases in earnings were primarily due to higher energy prices in 2005 compared to 2004. The impact of the higher energy prices in 2005 was partially offset by lower earnings from the Kern River project during the third quarter and nine months ended September 30, 2005, compared to the corresponding periods of 2004 resulting from the expiration of the project's long-term power purchase and steam supply agreements in August 2005. See "Expiration of Power Purchase Agreement and Steam Supply Agreement" below for more information.

        The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $2 million and $3 million for the third quarters of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, earnings included interest expense from Edison Mission Energy Funding of $7 million and $10 million, respectively.

Expiration of Power Purchase Agreement and Steam Supply Agreement—

        EME owns a 50% partnership interest in Kern River Cogeneration Company, which owns a 300 MW natural gas-fired cogeneration facility located near Bakersfield, California, which EME refers to as the Kern River project. The Kern River project's long-term power purchase agreement with Southern California Edison Company (SCE) and its steam supply agreement with Texaco Exploration and Production Inc. (TEPI) both expired on August 9, 2005.

        Kern River Cogeneration entered into a Reformed Standard Offer No. 1 As-Available Energy and Capacity Power Purchase Agreement (RSO#1) with SCE, effective August 10, 2005. As of September 30, 2005, Kern River Cogeneration was negotiating a bilateral agreement with SCE which is expected to be completed in late 2005, subject to California Public Utilities Commission approval. Kern River Cogeneration also entered into a new Steam Purchase and Sale Agreement with Chevron North America Exploration and Production Company, a division of Chevron U.S.A., Inc., effective August 10, 2005. Due to lower volumes and pricing, revenues under the new agreements are expected to be lower than revenues under the expired agreements.

Sunrise

        Earnings from the Sunrise project increased $1 million and $2 million for the third quarter and nine months ended September 30, 2005, compared to the corresponding periods of 2004. The 2005 increases primarily resulted from higher energy revenues attributable to increased dispatch.

March Point

        Earnings from March Point increased $6 million and $3 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 increases in earnings were primarily due to mark-to-market gains on fuel contracts entered into by March Point, which are derivatives that do not qualify as cash flow hedges under SFAS No. 133.

Impairment Loss on Equity Method Investment

        During the third quarter of 2005, EME fully impaired its equity investment in the March Point project following an updated forecast of future project cash flows. The March Point project is a

140 MW natural gas-fired cogeneration facility located in Anacortes, Washington, in which a subsidiary of EME owns a 50% partnership interest. The March Point project sells electricity to Puget Sound Energy, Inc. under two power purchase agreements that expire in 2011 and sells steam to Equilon Enterprises, LLC (a subsidiary of Shell Oil) under a steam supply agreement that also expires in 2011. March Point purchases a portion of its fuel requirements under long-term contracts with the remaining requirements purchased at current market prices. March Point's power sales agreements do not provide for a price adjustment related to the project's fuel costs. During the third quarter of 2005, long-term natural gas prices increased substantially, thereby adversely affecting the future cash flows of the March Point project. As a result, management concluded that its investment was impaired and recorded a $55 million charge during the third quarter of 2005.

Doga

        In accordance with Statement of Financial Accounting Standards Interpretation No. 46(R), "Consolidation of Variable Interest Entities," EME determined that it was not the primary beneficiary of the Doga project and, accordingly, deconsolidated this project as of March 31, 2004. Revenues included in EME's consolidated statements of income from the Doga project were $29 million for the nine months ended September 30, 2004, representing revenues from the first quarter of 2004. Earnings from the Doga project were $6 million for the nine months ended September 30, 2004, representing earnings from the first quarter of 2004. Beginning April 1, 2004, EME recorded its interest in the Doga project on the equity method basis of accounting. Earnings (losses) from the Doga project were $(2) million and $3 million for the third quarter and nine months ended September 30, 2005, respectively, compared to $2 million and $3 million for the third quarter and nine months ended September 30, 2004, respectively.

        On August 17, 2005, EME entered into a purchase agreement to sell its 80% interest in the Doga project to EME's co-investor in the Doga project, Doga Enerji Yatirim Isletme ve Ticaret Limited Sirketi, which will acquire an additional 30% interest in the Doga project, and The Kansai Electric Power Co., Inc., which will acquire a 50% interest in the Doga project. Completion of the sale is subject to the satisfaction of a number of closing conditions, including obtaining the consent of a majority of the project's lenders. The sale is expected to close in the fourth quarter of 2005.

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

MEHC and EME Corporate Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in millions)
MEHC (excluding EME) interest expense to third parties	$29	$42	$85	$123
EME's interest expense to third parties	39	41	118	125
EME's interest expense to Midwest Generation	28	28	85	85

Total corporate interest expense	$96	$111	$288	$333

MEHC (excluding EME) Interest Expense to Third Parties

        MEHC's interest expense (excluding EME) decreased $13 million and $38 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 decreases were attributable to the repayment of the $385 million term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005).

MEHC and EME Corporate and Regional Administrative and General Expenses

        Administrative and general expenses decreased $11 million and $16 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The decreases were primarily due to decreased use of third-party consultants. Partially offsetting the year-to-date decrease was higher costs incurred in 2005 to implement EME's restructuring plan described under "Management's Overview."

Gain on Sale of Assets

        Gain on sale of assets in 2004 consisted of a $47 million gain related to the sale of 100% of EME's stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, and a $4 million loss related to the sale of EME's interest in Brooklyn Navy Yard Cogeneration Partners, L.P. recorded during the first quarter of 2004.

Loss on Early Extinguishment of Debt

        Loss on early extinguishment of debt was $24 million in the first nine months of 2005. Extinguishment of debt consisted of a $20 million loss related to the early repayment of MEHC's $385 million term loan and a $4 million loss related to the early repayment of EME's junior subordinated debentures recorded during the first quarter of 2005.

EME Corporate Interest Income and Other, Net

        EME corporate interest income and other (net) increased $17 million and $34 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The increases were primarily attributable to higher interest income resulting from higher average cash balances during the first nine months of 2005, compared with the corresponding period of 2004.

Income Taxes

        MEHC's income tax provision (benefit) from continuing operations was $89 million and $(389) million during the nine months ended September 30, 2005 and 2004, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." During the second quarter of 2005, EME resolved a dispute regarding additional taxes asserted by the Internal Revenue Service during the audit of the 1994-1996 tax returns. As a result of the resolution of this item, EME reversed $11.5 million of accrued taxes which was recorded as a reduction of income taxes during the second quarter of 2005. During the second quarter of 2004, EME recorded a tax benefit of $368 million primarily relating to the loss on the termination of the Collins Station lease, and during the first quarter of 2004, EME recorded a tax provision of $18 million relating to the sale of 100% of its stock in Edison Mission Energy Oil & Gas, which in turn held interests in Four Star Oil & Gas.

Results of Discontinued Operations

        Income from discontinued operations, net of tax, was $27 million and $498 million during the third quarters of 2005 and 2004, respectively, and $55 million and $570 million during the first nine months of 2005 and 2004, respectively. During the first nine months of 2005, EME completed the following sales:

  •
  On January 10, 2005, EME sold its 50% equity interest in the CBK hydroelectric power project located in the Philippines to CBK Projects B.V. Proceeds from the sale were approximately $104 million.

  •
  On February 3, 2005, EME sold its 25% equity interest in the Tri Energy project to IPM. Proceeds from the sale were approximately $20 million.

        The aggregate after-tax gain on the sale of the aforementioned projects was $5 million. During the first nine months of 2004, EME completed the following sale:

  •
  On September 30, 2004, EME sold its 51.2% interest in Contact Energy to Origin Energy New Zealand Limited. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser. The after-tax gain on the sale of Contact Energy was $141 million.

        During the quarter ended September 30, 2005, EME recorded a tax benefit adjustment of $28 million which resulted from completion of the 2004 federal and California income tax returns and quarterly review of tax accruals. The majority of the tax adjustments are related to the sale of the international projects in December 2004. During the third quarter ended September 30, 2004, EME recorded a deferred income tax benefit of $327 million in accordance with Emerging Issues Task Force Issue No. 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation," (EITF 93-17). Under EITF 93-17, because the tax basis of the stock of EME's Dutch subsidiary, MEC International B.V., exceeded EME's book basis, an adjustment to deferred taxes was required during the third quarter of 2004.

        During the third quarter of 2004, EME reclassified its international activities which were then under contracts for sale as discontinued operations. Subsequently, EME completed the sale of these operations, except for the Doga project, which was no longer under a contract for sale. While EME continued to seek to sell its ownership interest in this project, there was no assurance that such efforts would result in a sale during the twelve-month period prescribed under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, EME reclassified the Doga project to continuing operations during the fourth quarter of 2004, and, accordingly, it is reflected as part of continuing operations for all periods presented.

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

        EME estimates that the remaining net proceeds after tax (including taxes due in the United States) and net income resulting from the above payments will be approximately $64 million. The majority of the remaining proceeds are expected to be received in 2006, when Lakeland Power Ltd.'s liquidation is expected to be completed. Because the amounts required to settle outstanding claims and UK taxes have not been finalized and cannot be estimated precisely in the context of the liquidation, the actual amount of net proceeds and increase in net income may vary materially from the above estimate.

New Accounting Pronouncements

        For a discussion of new accounting pronouncements affecting Edison Mission Energy, see "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 14. New Accounting Pronouncements."

Proposed Accounting Pronouncements

Statement of Financial Accounting Standard Interpretation, "Accounting for Uncertain Tax Positions"

        On July 14, 2005, the FASB published an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions." The exposure draft seeks to reduce the diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The exposure draft requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The comment period for the exposure draft ended on September 12, 2005; the earliest the guidance would be implemented is December 31, 2005. EME is currently assessing the potential impact of the proposed interpretation on its results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with MEHC's annual report on Form 10-K for the year ended December 31, 2004.

MEHC's Liquidity

        At September 30, 2005, MEHC had cash and cash equivalents of $30 million (excluding amounts held by EME and its subsidiaries). MEHC's ability to honor its obligations under the senior secured notes and to pay overhead is substantially dependent upon the receipt of dividends from EME and receipt of tax-allocation payments from MEHC's parent, Edison Mission Group, and ultimately Edison International. See "EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Dividends from EME are limited based on its earnings and cash flow, terms of restrictions contained in EME's corporate credit facility, business and tax considerations and restrictions imposed by applicable law. For a description of material dividend restrictions, see "Dividend Restrictions in Major Financings" on page 65 of MEHC's annual report on Form 10-K for the year ended December 31, 2004.

        MEHC is required to offer to repurchase the senior secured notes at par plus interest if proceeds in excess of $20 million from the sale of assets are not otherwise used to pay debt or reinvested as permitted under the terms of such notes within twelve months from the date of sale (on or before December 15, 2005, with respect to the sale of the stock and related assets of MECIBV). MEHC does not expect to use or reinvest all of the excess proceeds from the sale within the twelve-month period and, accordingly, MEHC expects to make an offer to repurchase the senior secured notes in accordance with the terms of the indenture. Because the senior secured notes currently trade at prices greater than par, MEHC does not currently expect holders of the senior secured notes to accept its offer.

Dividends to MEHC

        In January 2005, EME made total dividend payments of $360 million to MEHC. A portion of these payments was used to repay the remaining $285 million of MEHC's term loan plus interest on January 3, 2005.

EME's Liquidity

        At September 30, 2005, EME and its subsidiaries had cash and cash equivalents of $1.6 billion and EME had available the full amount of borrowing capacity under a $98 million corporate credit facility. EME's consolidated debt at September 30, 2005 was $3.4 billion. In addition, EME's subsidiaries had $5.0 billion of long-term lease obligations that are due over periods ranging up to 30 years.

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

        On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of September 30, 2005, approximately $170 million was utilized under these working capital facilities.

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

Capital Expenditures

        The estimated capital and construction expenditures of EME's subsidiaries are $14 million for the final quarter of 2005 and $63 million and $49 million for 2006 and 2007, respectively. Non-environmental expenditures relate to upgrades to dust collection/mitigation systems and the coal handling system, ash removal improvements and various other projects. EME plans to finance these expenditures with existing subsidiary credit agreements, cash on hand or cash generated from operations. Included in the estimated expenditures are environmental expenditures of $4 million for the final quarter of 2005, $8 million for 2006 and $6 million for 2007. The environmental expenditures relate to environmental projects such as selective catalytic reduction system improvements at the Homer City facilities.

MEHC's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash used in operating activities decreased $697 million in the first nine months of 2005, compared to the first nine months of 2004. The 2005 decrease was primarily attributable to the $960 million lease termination payment in 2004 related to the Collins Station lease and tax-allocation payments received by MEHC from Edison International of approximately $80 million during the first nine months of 2005, compared to approximately $24 million received during the first nine months of 2004. In addition, EME received tax-allocation payments of approximately $52 million during the first nine months of 2005, compared to approximately $43 million paid to Edison International during the first nine months of 2004. For further discussion of the tax-allocation payments, see "—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Also contributing to the decrease were larger distributions from unconsolidated affiliates in 2005, primarily attributable to the Big 4 projects, and operating income in 2005 versus an operating loss in 2004. Partially offsetting these decreases was $684 million in required margin and collateral deposits in 2005 for EME's price risk management and trading activities, compared to $42 million in 2004. This increase in margin and collateral deposits resulted from an increase in forward market prices.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities increased $1.5 billion in the first nine months of 2005, compared to the first nine months of 2004. The 2005 increase was primarily attributable to the repayment of the remaining $285 million of the term loan, $11 million paid for the call premium on the retirement of the term loan and the repayment of EME's junior subordinated debentures of $150 million, all in January 2005. In addition, there was a $302 million repayment in April 2005 related to Midwest Generation's existing term loan. Net borrowings in 2004 consisted of the $1 billion secured notes and $700 million term loan facility received by Midwest Generation in April 2004 partially offset by the repayment of $693 million related to Edison Mission Midwest Holdings' credit facility and $28 million related to the Coal and Capex facility in April 2004 and $100 million related to the $385 million term loan in July 2004.

Consolidated Cash Flows from Investing Activities

        Cash provided by investing activities decreased $594 million in the first nine months of 2005, compared to the first nine months of 2004. The 2005 decrease was primarily attributable to proceeds of $739 million received in 2004 from the sale of Contact Energy. Proceeds of $124 million received in 2005 from the sale of EME's 25% investment in the Tri Energy project and EME's 50% investment in the CBK project were comparable to proceeds of $118 million received in 2004 from the sale of EME's stock of Edison Mission Energy Oil & Gas and the sale of EME's 50% partnership interest in the Brooklyn Navy Yard project. Partially offsetting the 2005 decrease were net sales of auction rate securities of $140 million in 2005, compared to $20 million in 2004.

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        In connection with entering into energy contracts (including forward contracts, transmission contracts and futures contracts), EME's subsidiary, Edison Mission Marketing & Trading, has entered into agreements to support the risk of nonperformance. At September 30, 2005, Edison Mission Marketing & Trading had deposited $516 million in cash with brokers in margin accounts in support of futures contracts and had deposited $210 million with counterparties in support of forward energy and transmission contracts. These margin and collateral deposits are used in support of EME's price risk management and energy trading activities. The margin and collateral deposits generally earn interest at a rate that approximates the Federal Funds Rate. In addition, EME has issued letters of credit of $6 million in support of commodity contracts at September 30, 2005.

        Margin and collateral deposits increased substantially during the third quarter of 2005 due to higher wholesale energy prices and increased megawatt hours hedged. Future cash collateral requirements may be higher than the margin and collateral requirements at September 30, 2005, if wholesale energy prices increase further. Using the amount of energy contracts outstanding at September 30, 2005, EME estimates that margin and collateral requirements could increase by approximately $300 million using a 95% confidence interval and an internal model estimate using historical volatility.

        Midwest Generation has $500 million in credit facilities to support margin requirements specifically related to contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. At September 30, 2005, Midwest Generation has borrowed $165 million under these credit facilities to finance margin advances to Edison Mission Marketing & Trading of $316 million. The balance of the margining advances by Midwest Generation was provided through cash on hand. In addition, EME has cash on hand and a $98 million working capital facility to provide credit support to subsidiaries. See "EME's Liquidity" for further discussion.

EME's Liquidity as a Holding Company

Overview

        At September 30, 2005, EME had corporate cash and cash equivalents of $1.3 billion to meet liquidity needs. See "—EME's Liquidity." EME had no borrowings outstanding or letters of credit outstanding on the $98 million secured line of credit at September 30, 2005. Cash distributions from EME's subsidiaries and partnership investments, and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

        EME's secured corporate credit facility provides credit available in the form of cash advances or letters of credit. In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility. EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement). At September 30, 2005, EME met both these ratio tests.

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

        At September 30, 2005, EME also had available $88 million under Midwest Generation EME, LLC's $100 million letter of credit facility with Citibank, N.A., as Issuing Bank, that expires in December 2006. Under the terms of this letter of credit facility, Midwest Generation EME is required to deposit cash in a bank account in order to cash collateralize any letters of credit that may be outstanding under the facility. The bank account is pledged to the Issuing Bank. Midwest Generation EME owns 100% of Edison Mission Midwest Holdings, which in turn owns 100% of Midwest Generation, LLC.

Historical Distributions Received By EME

        The following table is presented as an aid in understanding the cash flow of EME's continuing operations and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Distributions from Consolidated Operating Projects:
Edison Mission Midwest Holdings (Illinois Plants)(1)	$171	$—
EME Homer City Generation L.P. (Homer City facilities)(2)	62	61
Holding companies of other consolidated generating projects	1	—
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(3)	93	80
Sunrise Power Company	5	5
Holding company for Doga project	17	15
Holding companies for Westside projects	13	13
Holding companies of other unconsolidated operating projects	5	1

Total Distributions	$367	$175

(1)
On October 24, 2005, EME received a $160 million distribution from Midwest Generation.

(2)
On October 3, 2005, EME received a $24 million distribution from Homer City.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements for the twelve months ended September 30, 2005:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation, LLC (Illinois Plants)	Interest Coverage Ratio	Greater than or equal to 1.25 to 1	2.35 to 1
Midwest Generation, LLC (Illinois Plants)	Secured Leverage Ratio	Less than or equal to 8.75 to 1	3.06 to 1
EME Homer City Generation L.P. (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	3.03 to 1
Edison Mission Energy Funding Corp. (Big 4 Projects)	Debt Service Coverage Ratio	Greater than or equal to 1.25 to 1	3.14 to 1

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

        MEHC's interest coverage ratio equals Funds Flow from Operations divided by Interest Expense and is comprised of interest income and expense related to its holding company activities and the consolidated financial information of EME. The following table sets forth MEHC's interest coverage ratio for the twelve months ended September 30, 2005:

September 30, 2005
(in millions)
Funds Flow from Operations:
Operating Cash Flow(1) from Consolidated Operating Projects(2):
Illinois Plants	$366
Homer City	121
First Hydro	25
Other consolidated operating projects	3
Price risk management and energy trading	121
Distributions from unconsolidated Big 4 projects	121
Distributions from other unconsolidated operating projects	79
Interest income	38
Operating expenses	(118)

Total EME funds flow from operations	$756
Operating cash flow from unrestricted subsidiaries	1
Funds flow from operations of projects sold	(30)
MEHC	(2)

$725

Interest Expense:
EME	$262
EME—affiliate debt	2
MEHC interest expense	120
Interest savings on projects sold	(29)

Total interest expense	$355

Interest Coverage Ratio	2.04

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

        The above interest coverage ratio was determined in accordance with the definitions set forth in the indenture governing MEHC's senior secured notes. The provisions of the indenture permit MEHC, EME and its subsidiaries to incur additional indebtedness if, after giving effect to the incurrence of such indebtedness, MEHC's interest coverage ratio exceeds 2.0 to 1 for the immediately preceding four fiscal quarters, or if such additional indebtedness is permitted debt as specified in the indenture. In addition, MEHC is permitted to make dividends if, after giving effect to the dividend, MEHC's interest coverage ratio exceeds 2.0 to 1 for the immediately preceding four fiscal quarters, subject to certain additional conditions and the limits specified in the indenture.

Contractual Obligations

Fuel Supply Contracts

        Midwest Generation and EME Homer City have entered into additional fuel purchase commitments with various third-party suppliers during the first nine months of 2005. These additional commitments are currently estimated to be $22 million for 2005, $114 million for 2006, $169 million for 2007, $44 million for 2008, and $62 million for 2009.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extend through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the Powder River Basin. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first nine months of 2005 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $33 million for 2005, $61 million for 2006, $117 million for 2007, $40 million for 2008, and $77 million for 2009.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007. Claims arising from these matters have been resolved in a confidential settlement, and the lawsuit has been dismissed. EME Homer City has awarded contracts to alternate suppliers, and adjusted its inventory strategies to reflect and offset the delivery shortfall for 2005.

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

  •
  transmission congestion in and to each market area and the resulting differences in prices between delivery points;

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

Energy Price Risk—Introduction

        Electric power generated at EME's merchant plants is generally sold into the PJM market.

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

Hedging Strategy

        To reduce its exposure to market risk, EME hedges a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent that EME does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange. Hedge transactions are also entered into as forward sales to utilities and power marketing companies.

        The extent to which EME hedges its market price risk depends on several factors. First, EME evaluates over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, EME's ability to enter into hedging transactions depends upon its, Midwest Generation's and Edison Mission Marketing & Trading's credit capacity and upon the forward sales markets having sufficient liquidity to enable EME to identify appropriate counterparties for hedging transactions.

        In the case of hedging transactions related to the generation and capacity of the Illinois Plants, Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for such hedging transactions entered into by Edison Mission Marketing & Trading under an energy services agreement between Midwest Generation and Edison Mission Marketing & Trading. Utilization of this credit facility in support of such hedging transactions is expected to provide additional liquidity support for implementation of EME's contracting strategy for the Illinois Plants. In the case of hedging transactions related to the generation and capacity of the Homer City facilities, credit support is provided by EME pursuant to intercompany arrangements between it and Edison Mission Marketing & Trading. See "—Credit Risk," below.

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

        To the extent that energy and capacity from the Illinois Plants was not sold under the power purchase agreements with Exelon Generation, it was sold on a wholesale basis through a combination of bilateral agreements, forward energy sales and spot market sales. Approximately 43% of the energy and capacity sales from the Illinois Plants in the first nine months of 2004 were made on a wholesale basis outside of the power purchase agreements.

        Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." Effective May 1, 2004, the transmission system of Commonwealth Edison was placed under the control of PJM as the Northern Illinois control area, and on October 1, 2004, the transmission system of AEP was integrated into PJM, which linked eastern PJM and the Northern Illinois control areas of the PJM system and improved access from the Illinois Plants into the broader PJM market. Further, on April 1, 2005, the Midwest Independent Transmission System Operator (MISO) commenced operation, linking the MISO footprint, including Illinois, Wisconsin, Indiana, Michigan, and Ohio, in a locational marginal pricing system similar to that of PJM.

        Since the initial expansion of PJM, Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing and is no longer required to arrange and pay separately for transmission when making sales to wholesale buyers within the PJM system. Hedging transactions related to the generation of the Illinois units are entered into at the Northern Illinois Hub in PJM, the AEP/Dayton Hub in PJM and, with the advent of MISO, at the Cinergy Hub in MISO. Because of proximity, the Midwest Generation assets are primarily hedged with transactions at the Northern Illinois Hub, but from time to time may be hedged in limited amounts at the AEP/Dayton Hub and the Cinergy Hub. These trading hubs have been the most liquid locations for these hedging purposes. However, hedging transactions which settle at points other than the Northern Illinois Hub are subject to the possibility of basis risk. See "—Basis Risk" below for further discussion.

        Following the expansion of the PJM system described above, sales into the expanded PJM, the primary market currently available to the Illinois Plants, replaced sales previously made as bilateral sales and spot sales "Into ComEd" and "Into AEP." See "Regulatory Matters" in MEHC's annual report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of developments regarding Commonwealth Edison's joining PJM, and "—Basis Risk" below for a discussion of locational marginal pricing.

2005 Merchant Sales

        During 2005, electric power generated at the Illinois Plants has generally been sold into the PJM market. The PJM pool has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the new expanded western PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2005 and 2004.

	2005(1)	2004
January	$38.36	$27.88	(2)
February	34.92	29.98	(2)
March	45.75	30.66	(2)
April	38.98	27.88	(2)
May	33.60	34.05	(1)
June	42.45	28.58	(1)
July	50.87	30.92	(1)
August	60.09	26.31	(1)
September	53.30	27.98	(1)

Nine-Month Average	$44.26	$29.36

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2005:

24-Hour Northern Illinois Hub Forward Energy Prices*
2005
October	$47.40
November	49.98
December	55.85
2006 Calendar "strip"(1)	$52.74
2007 Calendar "strip"(1)	$47.61

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at September 30, 2005:

	2005	2006	2007
Megawatt hours	4,835,118	14,193,014	6,804,000
Average price/MWh(1)	$35.34	$43.02	$42.24

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2005 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

Energy Price Risk Affecting Sales from the Homer City Facilities

        Electric power generated at the Homer City facilities is generally sold into the PJM market. The PJM pool has short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and New York Independent System Operator (NYISO) markets.

        The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first nine months of 2005 and 2004:

	Historical Energy Prices* 24-Hour PJM
	Homer City		West Hub
	2005	2004	2005	2004
January	$45.82	$51.12	$49.53	$55.01
February	39.40	47.19	42.05	44.22
March	47.42	39.54	49.97	39.21
April	44.27	43.01	44.55	42.81
May	43.67	44.68	43.64	48.04
June	46.63	36.72	53.72	38.05
July	54.63	40.09	66.34	43.64
August	66.39	34.76	82.83	38.59
September	66.67	40.62	76.82	41.96

Nine-Month Average	$50.54	$41.97	$56.61	$43.50

*
Energy prices were calculated at the Homer City busbar (delivery point) and PJM West Hub using historical hourly real-time prices provided on the PJM-ISO web-site.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2005:

24-Hour PJM West Hub Forward Energy Prices*
2005
October	$69.90
November	74.49
December	80.80
2006 Calendar "strip"(1)	$72.01
2007 Calendar "strip"(1)	$62.18

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes Homer City's hedge position at September 30, 2005:

	2005	2006	2007
Megawatt hours	2,215,125	8,525,200	3,618,000
Average price/MWh(1)	$43.14	$53.24	$60.68

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2005 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Basis Risk

        Sales made from the Illinois Plants and the Homer City facilities in the real-time or day-ahead market receive the actual spot prices at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, EME may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, there is not a liquid market for entering into these contracts at the individual plant busbars. A liquid market does exist for a settlement point known as the PJM West Hub in the case of Homer City and for a settlement point known as the Northern Illinois Hub in the case of the Illinois Plants. EME's price risk management activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. EME's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

  •
  sales to third parties at the price under such hedging contracts at designated settlement points (generally the PJM West Hub for Homer City and the Northern Illinois Hub for the Illinois Plants) less the cost of power at spot prices at the same designated settlement points.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to by EME as "basis risk." During the past 12 months, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (the primary trading hub in PJM for the Homer City facilities) by an average of 9%. The monthly average difference during this period ranged from zero to 20%, which occurred in August 2005. For comparison, the same difference during 2004 was 4%. By contrast to the Homer City facilities, during the past 12 months, transmission congestion in PJM has not resulted in prices at the Northern Illinois Hub being significantly different from those at the individual busbars of the Illinois Plants.

        By entering into cash settled future contracts and forward contracts using the PJM West Hub and the Northern Illinois Hub (or other similar trading hubs) as the settlement points, EME is exposed to basis risk as described above. In order to mitigate basis risk, EME has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage basis risk.

Coal Price and Transportation Risk

        The Illinois Plants use approximately 18 million to 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. In addition, the Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements typically ranging from one year to six years in length. The following table summarizes the percent of expected coal requirements for the next five years that are under contract at September 30, 2005.

	Percent of Coal Requirements Under Contract
	2005(1)	2006	2007	2008	2009
Illinois Plants	111%	100%	91%	32%	32%
Homer City facilities(2)	101%	78%	78%	21%	15%

(1)
The percentage in 2005 is calculated based on coal supply and expected generation requirements for a full year.

(2)
Adjusted for expected deliveries under an executed agreement to settle outstanding contract disputes. See "—Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute" for more information regarding fuel supply interruptions and the dispute with two suppliers.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachia coal, which is purchased for the Homer City facilities, increased considerably since 2004. In January 2004, prices of Northern Appalachia coal (with 13,000 British Thermal units (Btu) content and <3.0 SO2 MMBtu content) were below $40 per ton and increased to more than $60 per ton during 2004. On September 30, 2005, the Energy Information Administration reported the price of Northern Appalachia coal at $54.00 per ton. The overall increase in the Northern Appalachia coal price has been largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. Prices of Powder River Basin (PRB) coal (with 8,800 Btu content and 0.8 SO2 MMBtu content), which is purchased for the Illinois Plants, have recently increased due to curtailment of coal shipments for the remainder of 2005 due to increased PRB coal demand from the other regions (east), rail constraints (discussed below) and higher prices for SO2 allowances. On September 30, 2005, the Energy Information Administration reported the price of $12.79 per ton, which compares to 2004 prices generally below $7 per ton.

        During the first nine months of 2005, the rail lines that bring coal from the PRB to EME's Illinois Plants were damaged from derailments caused by heavy rains. The railroads are in the process of making repairs to these rail lines and have advised their customers, including EME, that shipments will be curtailed by 15% to 20% during 2005. Through September 30, 2005, EME received approximately 87% of expected shipments and expects to receive shipments of approximately 80% to 85% during the fourth quarter of 2005. Rail maintenance will continue as long as weather permits. EME continues to work with its transportation provider to minimize any disruption of planned shipments. Based on communication with the transportation provider, EME expects to continue receiving a sufficient amount of coal to generate power at historical levels while these repairs are being completed.

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

        The price of emission allowances, particularly SO2 allowances issued through the US EPA Acid Rain Program, increased substantially during 2004 and the first nine months of 2005. The average price of purchased SO2 allowances increased to $765 per ton during the nine months ended September 30, 2005 from $281 per ton during the nine months ended September 30, 2004. The increase in the price of SO2 allowances has been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

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

        To manage credit risk, EME looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. EME measures, monitors and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EME also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. EME manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EME's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

        EME measures credit risk exposure from counterparties of its merchant energy activities as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At September 30, 2005, the amount of exposure, broken down by the credit ratings of EME's counterparties, was as follows:

S&P Credit Rating	September 30, 2005
(in millions)
A or higher	$2
A-	148
BBB+	64
BBB	3
BBB-	1
Below investment grade	—

Total	$218

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

        For the nine months ended September 30, 2004, one customer accounted for 14% and a second customer, Exelon Generation, accounted for 40% of EME's consolidated operating revenues. For more information on Exelon Generation, see "Commodity Price Risk—Energy Price Risk Affecting Sales from the Illinois Plants—Pre-2005 Merchant Sales."

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate EME's projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of MEHC's total long-term obligations (including current portion) was $4.7 billion at September 30, 2005, compared to the carrying value of $4.1 billion. The fair market value of MEHC's parent only total long-term obligations was $961 million at September 30, 2005, compared to the carrying value of $791 million.

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading by risk category (in millions):

	September 30, 2005	December 31, 2004
Commodity price:
Electricity	$(582)	$10

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities as of September 30, 2005 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(582)	$(501)	$(81)	$—	$—

Energy Trading Derivative Financial Instruments

        The fair value of the commodity financial instruments related to energy trading activities as of September 30, 2005 and December 31, 2004, are set forth below (in millions):

	September 30, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
Electricity	$186	$79	$125	$36

        The change in the fair value of trading contracts for the nine months ended September 30, 2005, was as follows (in millions):

Fair value of trading contracts at January 1, 2005	$89
Net gains from energy trading activities	130
Amount realized from energy trading activities	(130)
Other changes in fair value	18

Fair value of trading contracts at September 30, 2005	$107

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of September 30, 2005) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$18	$18	$—	$—	$—
Prices based on models and other valuation methods	89	2	9	7	71

Total	$107	$20	$9	$7	$71

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

Passage of Comprehensive Energy Legislation by Congress

        A comprehensive energy bill was passed by the House and Senate in July 2005 and was signed into law by the President on August 8, 2005. Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act (PUHCA), for amendments to the Public Utility Regulatory Policies Act of 1978 (PURPA), for the introduction of new regulations regarding "Transmission Operation Improvements," for Transmission Rate Reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation. A number of these provisions will require implementing regulations to be promulgated by the Federal Energy Regulatory Commission (FERC). EME is currently assessing the potential impact of this legislation and the likely regulations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 87 of MEHC's annual report on Form 10-K for the year ended December 31, 2004. Refer to "Market Risk Exposures" in Item 2 of this report for an update to that disclosure.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        MEHC's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of MEHC's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, MEHC's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

        There were no changes in MEHC's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, MEHC's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a discussion of MEHC's legal proceedings, refer to "Legal Proceedings" on page 22 of MEHC's annual report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to MEHC's legal proceedings specifically affecting MEHC since the filing of MEHC's annual report, except as follows:

Legal Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties removed the lawsuit to federal court, and the court ordered remand to the San Francisco Superior Court. Defendants filed a responding pleading on May 6, 2005. Following a hearing on September 7, 2005, the court sustained defendants' demurrer regarding preemption and filed rate doctrine. The plaintiff has waived his right to appeal.

ITEM 6.    EXHIBITS

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

MISSION ENERGY HOLDING COMPANY (REGISTRANT)
By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	November 4, 2005

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
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited)
SIGNATURES