Form 10-Q
period 2006-06-30
MISSION ENERGY HOLDING CO
filed 2006-08-08
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

        Number of shares outstanding of the registrant's Common Stock as of August 8, 2006: 1,000 shares (all shares held by an affiliate of the registrant).

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Electric revenues	$427	$398	$914	$898
Net gains from price risk management and energy trading	24	17	41	29
Operation and maintenance services	8	7	13	12
Other revenues	4	—	9	—

Total operating revenues	463	422	977	939

Operating Expenses
Fuel	142	134	291	299
Plant operations	147	146	266	254
Plant operating leases	44	44	88	88
Operation and maintenance services	8	7	13	12
Depreciation and amortization	36	32	71	66
Asset impairment charges	—	7	—	7
Administrative and general	33	34	64	70

Total operating expenses	410	404	793	796

Operating income	53	18	184	143

Other Income (Expense)
Equity in income from unconsolidated affiliates	46	47	71	83
Interest income	23	15	43	27
Other income (expense), net	11	—	19	(3)
Gain on sale of assets	—	—	4	—
Loss on early extinguishment of debt	(143)	—	(143)	(24)
Interest expense	(102)	(102)	(202)	(207)

Total other income (expense)	(165)	(40)	(208)	(124)

Income (loss) from continuing operations before income taxes	(112)	(22)	(24)	19
Benefit for income taxes	(52)	(24)	(22)	(10)

Income (Loss) From Continuing Operations	(60)	2	(2)	29
Income from operations of discontinued subsidiaries, net of tax (Note 7)	4	21	77	28

Net Income (Loss)	$(56)	$23	$75	$57

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$(56)	$23	$75	$57
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of income tax effect	(2)	—	(2)	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $45 and $12 for the three months and $172 and $(43) for the six months ended June 30, 2006 and 2005, respectively	67	16	253	(54)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(12) and $2 for the three months and $8 and $5 for the six months ended June 30, 2006 and 2005, respectively	17	(3)	(12)	(8)

Other comprehensive income (loss)	82	13	239	(62)

Comprehensive Income (Loss)	$26	$36	$314	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$1,344	$1,197
Short-term investments	260	183
Accounts receivable—trade	191	337
Accounts receivable—affiliates	166	19
Inventory	183	120
Assets under price risk management and energy trading	152	78
Margin and collateral deposits	240	561
Deferred taxes	16	155
Prepaid expenses and other	64	69

Total current assets	2,616	2,719

Investments in Unconsolidated Affiliates	373	405

Property, Plant and Equipment	3,997	3,856
Less accumulated depreciation and amortization	913	844

Net property, plant and equipment	3,084	3,012

Other Assets
Deferred financing costs	53	50
Long-term assets under price risk management and energy trading	105	90
Restricted cash	121	105
Rent payments in excess of levelized rent expense under plant operating leases	506	395
Long-term margin and collateral deposits	96	137
Other long-term assets	93	161

Total other assets	974	938

Total Assets	$7,047	$7,074

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2006	December 31, 2005
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$17	$32
Accounts payable	56	64
Accrued liabilities	171	207
Liabilities under price risk management and energy trading	119	418
Interest payable	80	101
Current maturities of long-term obligations	130	74

Total current liabilities	573	896

Long-term obligations net of current maturities	4,087	4,122
Deferred taxes and tax credits	306	232
Long-term liabilities under price risk management and energy trading	26	83
Other long-term liabilities	588	598

Total Liabilities	5,580	5,931

Minority Interest	44	29

Commitments and Contingencies (Note 11)
Shareholder's Equity
Common stock, par value $0.01 per share; 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	2,243	2,248
Accumulated deficit	(848)	(923)
Accumulated other comprehensive income (loss)	28	(211)

Total Shareholder's Equity	1,423	1,114

Total Liabilities and Shareholder's Equity	$7,047	$7,074

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Six Months Ended June 30,
	2006	2005 Revised(1)
Cash Flows From Operating Activities
Net income	$75	$57
Less: Income from discontinued operations	(77)	(28)

Income (loss) from continuing operations, net	$(2)	$29
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(71)	(83)
Distributions from unconsolidated affiliates	88	89
Depreciation and amortization	77	66
Amortization of discount on long-term obligations	1	1
Deferred taxes and tax credits	40	15
Gain on sale of assets	(4)	—
Loss on early extinguishment of debt	143	24
Asset impairment charges	—	7
Changes in operating assets and liabilities:
Decrease (increase) in margin and collateral deposits	363	(142)
Decrease (increase) in accounts receivable	(1)	14
Increase in inventory	(63)	(22)
Decrease in prepaid expenses and other	10	56
Increase in rent payments in excess of levelized rent expense	(112)	(67)
Decrease in accounts payable	(4)	(8)
Decrease in accrued liabilities	(32)	(68)
Decrease in interest payable	(21)	(11)
(Increase) decrease in net assets under risk management	(26)	3
Other operating—assets	(1)	5
Other operating—liabilities	(26)	21

	359	(71)
Operating cash flow from discontinued operations	82	18

Net cash provided by (used in) operating activities	441	(53)

Cash Flows From Financing Activities
Borrowings on long-term debt	1,315	3
Payments on long-term debt agreements	(1,293)	(796)
Payment of loan by parent	—	(5)
Payments for price appreciation on stock-based awards	(9)	(7)
Excess tax benefits related to stock option exercises	4	—
Premium paid on extinguishment of debt and financing costs	(153)	(16)

Net cash used in financing activities	(136)	(821)

Cash Flows From Investing Activities
Capital expenditures	(118)	(35)
Proceeds from return of capital and loan repayments	—	5
Purchase of interest of acquired companies	(18)	—
Proceeds from sale of interest in projects	43	—
Proceeds from sale of discontinued operations	—	124
Purchase of short-term investments	(173)	—
Maturities and sales of short-term investments	97	140
Decrease (increase) in restricted cash	(12)	21
Turbine deposits	(17)	(9)
Proceeds from (investments in) other assets	40	(1)

	(158)	245
Investing cash flow from discontinued operations	—	5

Net cash provided by (used in) investing activities	(158)	250

Effect of consolidation of variable interest entities on cash	—	3

Net increase (decrease) in cash and cash equivalents	147	(621)
Cash and cash equivalents at beginning of period	1,197	2,282

Cash and cash equivalents at end of period	1,344	1,661
Cash and cash equivalents classified as part of discontinued operations	—	(1)

Cash and cash equivalents of continuing operations	$1,344	$1,660

(1)
See Note 1—Revisions for further explanation.

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

        On April 1, 2006, MEHC received, as a capital contribution, ownership interests in a portfolio of wind projects located in Iowa and Minnesota and a small biomass project. See Note 6—Acquisitions and Consolidations—Acquisitions, for further discussion. These projects were previously owned by MEHC's affiliate, Edison Capital. Edison Mission Group is a subsidiary of Edison International and is the holding company for its wholly owned subsidiaries, MEHC and Edison Capital. MEHC is the holding company of its wholly owned subsidiary Edison Mission Energy (EME). EME accounted for this acquisition at Edison Capital's historical cost as a transaction between entities under common control. Therefore, these consolidated financial statements include the results of operations, financial position and cash flows of the acquired projects as though EME had such ownership throughout the periods presented.

Stock-Based Compensation

        EME's stock-based compensation plans primarily include the issuance of Edison International stock options and performance shares. Edison International usually does not issue new common stock for equity awards earned. Rather, a third party is used to facilitate the exercise of stock options and the purchase and delivery of outstanding common stock for settlement of performance shares earned. The amount of cash used to settle stock options exercised was $6 million and $13 million for the second quarters of 2006 and 2005, respectively, and $19 million for both the six months ended June 30, 2006 and 2005. No cash was used to settle performance shares classified as equity awards in the second quarters of 2006 and 2005, and $10 million and $4 million was used for the six months ended June 30, 2006 and 2005, respectively. Edison International has approximately 13.7 million shares remaining for future issuance under its stock-based compensation plans, which are described more fully in Note 13—Stock Compensation Plans.

        Prior to January 1, 2006, EME accounted for these plans using the intrinsic value method. Upon grant, no stock-based compensation cost for stock options was reflected in net income, as the grant date was the measurement date, and all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Previously, stock-based compensation cost for performance shares was remeasured at each reporting period and related compensation expense was adjusted. As discussed in Note 14—New Accounting Pronouncements, effective January 1, 2006, EME implemented a new accounting standard that requires companies to use the fair value accounting method for stock-based compensation resulting in the recognition of expense for all stock-based compensation awards. EME recognizes stock-based compensation expense on a straight-line basis over the vesting period. EME recognizes stock-based compensation expense for awards granted to retirement-eligible participants as follows: for stock-based awards granted prior to January 1, 2006, EME recognized stock-based compensation expense over the explicit vesting period and accelerated any remaining unrecognized compensation expense when a participant actually retired; for awards granted or modified after January 1, 2006 to participants who are retirement-eligible or will become retirement-eligible prior to the end of the normal vesting period for the award, stock-based compensation is recognized on a prorated basis over the initial year or over the period between the date of grant and the date the participant first becomes eligible for retirement. If EME recognized stock-based compensation expense for awards granted prior to January 1, 2006, over a period to the date the participant first became eligible for retirement, there would be no significant changes to stock-based compensation expense for the second quarters of 2006 and 2005 and for the six months ended June 30, 2006 and 2005.

        Total stock-based compensation expense (reflected in the caption "Administrative and general" on the consolidated statements of income) was $2 million and $7 million for the second quarters of 2006 and 2005, respectively, and $4 million and $12 million for the six months ended June 30, 2006 and 2005, respectively. The income tax benefit recognized in the income statement was $1 million and $3 million for the second quarters of 2006 and 2005, respectively, and $2 million and $5 million for the six months ended June 30, 2006 and 2005, respectively.

        The following table illustrates the effect on net income if EME had used the fair value accounting method for the second quarter of 2005 and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in millions)
Net income, as reported	$23	$57
Add: stock-based compensation expense using the intrinsic value accounting method—net of tax	4	7
Less: stock-based compensation expense using the fair value accounting method—net of tax	(3)	(6)

Pro forma net income	$24	$58

Reclassifications

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Revisions

        MEHC revised its Consolidated Statements of Cash Flows for the six months ended June 30, 2005 to separately disclose the operating and investing portion of the cash flows attributable to its discontinued operations consistent with its Consolidated Statements of Cash Flow for the year ended December 31, 2005 included in MEHC's annual report on Form 10-K for the year ended December 31, 2005. MEHC had previously reported these amounts on a combined basis in its quarterly report on Form 10-Q for the six months ended June 30, 2005.

Note 2. Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(in millions)
Coal and fuel oil	$139	$77
Spare parts, materials and supplies	44	43

Total	$183	$120

Note 3. Short-term Investments

Held-to-Maturity Securities

        At June 30, 2006 and December 31, 2005, EME had marketable debt securities that were classified as held-to-maturity and carried at amortized cost plus accrued interest which approximated their fair value.

        Held-to-maturity securities, which all mature within one year, consisted of the following:

	June 30, 2006	December 31, 2005
	(in millions)
Commercial paper	$197	$99
Certificates of deposit	59	34
Time deposits	—	50
Corporate bonds	4	—

Total	$260	$183

Note 4. Refinancing

Credit Agreement

        On June 15, 2006, EME replaced its $98 million credit agreement with a new credit agreement that provides for a $500 million senior secured revolving loan and letter of credit facility and matures on June 15, 2012. Loans made under this credit facility bear interest, at EME's election, at either LIBOR (which is based on the interbank Eurodollar market) or the base rate (which is calculated as the higher of Citibank, N.A.'s publicly announced base rate and the federal funds rate in effect from time to time plus 0.50%) plus, in both cases, an applicable margin. The applicable margin depends on EME's debt ratings. As of June 30, 2006, EME had available the full amount of borrowing capacity under this credit facility. The credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate debt to corporate capital ratio. A failure to meet a ratio threshold could trigger other provisions, such as mandatory prepayment provisions or restrictions on dividends.

        As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these proceeds unless an event of default occurs under the credit facility.

Senior Notes Offering

        On June 6, 2006, EME completed a private offering of $500 million aggregate principal amount of its 7.50% senior notes due June 15, 2013 and $500 million aggregate principal amount of its 7.75% senior notes due June 15, 2016. EME will pay interest on the senior notes on June 15 and December 15 of each year, beginning on December 15, 2006. The senior notes are redeemable by EME at any time at a price equal to 100% of the principal amount of, plus accrued and unpaid interest and liquidated damages, if any, on, the senior notes plus a "make-whole" premium.

        The senior notes are EME's senior unsecured obligations, ranking equal in right of payment to all of EME's existing and future senior unsecured indebtedness, and will be senior to all of EME's future subordinated indebtedness. EME's secured debt and its other secured obligations are effectively senior to the senior notes to the extent of the value of the assets securing such debt or other obligations. None of EME's subsidiaries have guaranteed the senior notes and, as a result, all the existing and future liabilities of EME's subsidiaries are effectively senior to the senior notes.

        EME used the net proceeds of the offering of the senior notes, together with cash on hand, to purchase $369 million in aggregate principal amount of its 10% senior notes due August 15, 2008 and $596 million in aggregate principal amount of its 9.875% senior notes due April 15, 2011. The net proceeds of the offering of the senior notes, together with cash on hand, were also used to pay related tender premiums, consent fees and accrued interest. EME recorded a $143 million loss on early extinguishment of debt during the second quarter of 2006.

Note 5. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2005	$(210)	$(1)	$(211)
Current period change	241	(2)	239

Balance at June 30, 2006	$31	$(3)	$28

        Unrealized gains on cash flow hedges, net of tax, at June 30, 2006, include unrealized gains on commodity hedges primarily related to Midwest Generation, LLC (Midwest Generation) and EME Homer City Generation L.P. (EME Homer City) futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in the relevant markets are lower than the contract prices. The decrease in the unrealized losses during the six months ended June 30, 2006 resulted from a decrease in market prices for power.

        As EME's hedged positions for continuing operations are realized, approximately $26 million, after tax, of the net unrealized gains on cash flow hedges at June 30, 2006 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2008.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $(6) million and $1 million during the second quarters of 2006 and 2005, respectively, and $(17) million and $(3) million during the six months ended June 30, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in net gains from price risk management and energy trading in EME's consolidated income statements.

Note 6. Acquisitions and Consolidations

Acquisitions

Transfer of Wind Projects from an Affiliate

        On April 1, 2006, MEHC received, as a capital contribution, ownership interests in a portfolio of wind projects located in Iowa and Minnesota and a small biomass project. The acquisition was accounted for as a transaction between entities under common control. As such, the assets and liabilities of the projects acquired were recorded at historical cost on the acquisition date for a net book value of approximately $76 million. MEHC subsequently contributed these ownership interests to EME. Accordingly, EME's historical financial statements have been adjusted for all periods presented to reflect the acquisition as though EME had always owned the projects. Summarized results of the projects acquired for periods presented prior to the acquisition date of April 1, 2006 are as follows:

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in millions)
Total operating revenues	$4	$5	$11
Loss before income taxes	(1)	—	—
Benefit for income taxes	(3)	(2)	(4)
Income from continuing operations	2	2	4

        The principal components of the net book value of assets and liabilities at March 31, 2006 are current assets ($8 million), property, plant and equipment, net ($156 million), other non-current assets ($42 million), deferred income ($56 million) and deferred income taxes ($59 million).

Wildorado Wind Project

        On January 5, 2006, EME completed a transaction with Cielo Wildorado, G.P., LLC and Cielo Capital, L.P. to acquire a 99.9% interest in the Wildorado Wind Project, which owns a 161 MW wind farm located in the panhandle of northern Texas, referred to as the Wildorado wind project. The acquisition included all development rights, title and interest held by Cielo in the Wildorado wind project, except for a small minority stake in the project retained by Cielo. The total purchase price was $29 million. As of June 30, 2006, a cash payment of $18 million had been made towards the purchase price. Total project costs of the Wildorado wind project, excluding capitalized interest, are estimated to be approximately $270 million with commercial operations expected to begin in April 2007. The acquisition was accounted for utilizing the purchase method. The fair value of the Wildorado wind project was equal to the purchase price and as a result, the total purchase price was allocated to property, plant and equipment in EME's consolidated balance sheet.

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

        EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it had significant variable interests in variable interest entities as defined in this Interpretation. As of June 30, 2006, these entities consisted of five equity investments (the Big 4 projects and the Sunrise project) that had interests in natural gas-fired facilities with a total generating capacity of 1,782 MW. An operations and maintenance subsidiary of EME operates the Big 4 projects, but EME does not supply the fuel consumed or purchase the power generated by these facilities. EME determined that it is not the primary beneficiary in these entities; accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities, which totaled $324 million as of June 30, 2006.

Note 7. Divestitures

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

Lakeland Project

        EME previously owned a 220 MW power plant located in the United Kingdom, referred to as the Lakeland project. An administrative receiver was appointed in 2002 as a result of a default by its counterparty, a subsidiary of TXU Europe Group plc and the project company was subsequently placed in liquidation. In response to its claim against the TXU subsidiary for damages from the termination of the power sales agreement, the Lakeland project received a settlement of £116 million (approximately $217 million). EME is entitled to receive the amount of the settlement remaining after payment of creditor claims. As creditor claims have been settled, EME has received to date payments of £13 million (approximately $24 million) in April 2005, £61 million (approximately $106 million) in the first quarter of 2006, and £9 million (approximately $16 million) in April 2006. The after-tax income attributable to the Lakeland project was $10 million and $24 million for the second quarters of 2006 and 2005, respectively, and $83 million and $24 million for the six months ended June 30, 2006 and 2005, respectively. Beginning in 2002, EME reported the Lakeland project among discontinued operations and accounts for its ownership of Lakeland Power on the cost method, with earnings being recognized as cash is distributed from the project.

Summarized Financial Information for Discontinued Operations

        In accordance with SFAS No. 144, all the projects discussed above are classified as discontinued operations in the accompanying consolidated statements of income. Summarized results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Total operating revenues	$—	$—	$—	$—
Income before income taxes and minority interest	7	22	119	22
Provision (benefit) for income taxes	3	1	42	(1)
Minority interest	—	—	—	—
Income from operations of discontinued foreign subsidiaries	4	21	77	23
Gain on sale before income taxes	—	—	—	9
Gain on sale after income taxes	—	—	—	5

        Assets of $1 million and liabilities of $4 million associated with the discontinued operations are included on the consolidated balance sheet at December 31, 2005 in other long-term assets and other long-term liabilities, respectively.

Note 8. Investments in Unconsolidated Affiliates

        The following table presents summarized financial information of the significant subsidiary investments in unconsolidated affiliates accounted for by the equity method. The significant subsidiary investments include the Big 4 projects. The Big 4 projects consist of Kern River Cogeneration

Company, Midway-Sunset Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues	$263	$323	$572	$597
Operating income	70	87	123	137
Net income	67	85	117	132

Note 9. Employee Benefit Plans

Pension Plans

        EME previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $14 million to its pension plans in 2006. As of June 30, 2006, $4 million in contributions have been made. EME continues to expect to contribute $14 million to its pension plans in 2006.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$4	$4	$9	$9
Interest cost	2	2	4	4
Expected return on plan assets	(1)	(2)	(3)	(3)
Net amortization and deferral	—	1	—	1

Total expense	$5	$5	$10	$11

Postretirement Benefits Other Than Pensions

        EME previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1 million to its postretirement benefits other than pensions in 2006. As of June 30, 2006, $0.6 million in contributions have been made. EME continues to expect to contribute $1 million to its postretirement benefits other than pensions in 2006.

        Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Amortization of unrecognized prior service costs	(1)	—	(1)	(1)
Amortization of unrecognized loss	1	—	1	—

Total expense	$1	$1	$3	$2

Note 10. Income Taxes

        MEHC's income tax benefit from continuing operations was $22 million and $10 million for the six months ended June 30, 2006 and 2005, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the six months ended June 30, 2006 and 2005, EME recognized $9 million and $4 million, respectively, of production tax credits related to wind projects and $3 million and $5 million, respectively, related to estimated state income tax benefits allocated from EIX. During the second quarter of 2005, EME resolved a dispute regarding additional taxes asserted by the Internal Revenue Service during the audit of the 1994-1996 tax returns. As a result of the resolution of this item, EME reversed $11.5 million of accrued taxes, recording this amount instead as a reduction of income taxes during the second quarter of 2005.

Note 11. Commitments and Contingencies

Contractual Obligations

Long-term Debt

        MEHC's long-term debt maturities as of June 30, 2006 are (in millions):

July through December 2006	$25
2007	133
2008	851
2009	613
2010	15

        These amounts have been updated primarily to reflect EME's financing activities completed during the second quarter of 2006. See Note 4—Refinancing.

Capital Improvements

        At June 30, 2006, EME's subsidiaries had firm commitments to spend approximately $157 million during the remainder of 2006 and $33 million in 2007 on capital and construction expenditures. The majority of these expenditures relate to the construction of the Wildorado wind project. Also included are expenditures for boiler header replacement, dust collection and mitigation system and various other projects. These expenditures are planned to be financed by existing subsidiary credit agreements, cash on hand or cash generated from operations.

Commercial Commitments

Introduction

        EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantees of debt and indemnifications.

Turbine Commitments

        At June 30, 2006, in connection with wind projects in development, EME had entered into agreements with turbine vendors securing 235 turbines with remaining commitments of $110 million in 2006 and $244 million in 2007. In addition, EME had options to acquire an additional 50 turbines for delivery in 2007 that were exercised on July 31, 2006. In July 2006, EME entered into an agreement to purchase 20 turbines from another supplier with options to purchase another 32 turbines for delivery in 2007 subject to certain conditions.

Standby Letters of Credit

        At June 30, 2006, standby letters of credit aggregated $25 million and were scheduled to expire as follows: $18 million in 2006 and $7 million in 2007.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 175 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2006. Midwest Generation had recorded a $66 million liability at June 30, 2006 related to this matter.

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

Indemnities Provided under Asset Sale Agreements—

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. During the second quarter of 2006, EME paid $34 millon related to an indemnity to IPM for matters arising out of the exercise by one of its project partners of a purported right of first refusal. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At June 30, 2006, EME had recorded a liability of $94 million related to these matters.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

        On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which held a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard), to BNY Power Partners LLC. Brooklyn Navy Yard owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through January 2007. At June 30, 2006, EME had recorded a liability of $4 million related to this indemnity.

Capacity Indemnification Agreements—

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. In addition, a subsidiary of EME has guaranteed the obligations of Sycamore Cogeneration Company under its project power sales agreement to repay capacity payments to the project's power purchaser in the event that the project unilaterally terminates its performance or reduces its electric power producing capability during the term of the power sales agreement. The obligations under the indemnification agreements as of June 30, 2006, if payment were required, would be $114 million. EME has not recorded a liability related to these indemnities.

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

Contingencies

MISO Revenue Sufficiency Guarantee Charges

        On April 25, 2006, the FERC issued an order regarding the MISO's "Revenue Sufficiency Guarantee" charges (RSG charges). The MISO's business practice manuals and other instructions to market participants have stated, since the implementation of market operations on April 1, 2005, that RSG charges will not be imposed on offers to supply power not supported by actual generation (also known as virtual supply offers). However, some market participants raised questions about the language of the MISO's tariff concerning that issue and, in October 2005, the MISO submitted to the FERC proposed tariff revisions clarifying its tariff to reflect its business practices with respect to RSG charges and filed corrected tariff sheets exempting virtual supply from RSG charges. In its April 25 decision, the FERC interpreted the MISO's tariff to require that virtual supply offers must be included in the calculation of the RSG charges and that, to the extent that the MISO did not charge virtual supply offers for RSG charges, it violated the terms of its tariff. The FERC order then proceeded to require the MISO to recalculate the RSG charges back to April 1, 2005, and to make refunds to customers, with interest, reflecting the recalculated charges. In order to make such refunds, it is likely that the MISO will attempt to impose retroactively RSG charges on those who submitted virtual supply offers during the recalculation period. Edison Mission Marketing & Trading (EMMT) made virtual supply offers in the MISO during this period on which no RSG charges were imposed, and thus may be subject to a claim for refunds from the MISO (which claim will be contested by EMMT). Because calculation of any claimed liability for refunds depends on information not currently available to it, EMMT cannot reasonably estimate a range of loss related to this matter. In addition, the FERC's April 25 order has been challenged by the MISO and other parties, including EMMT, and as the FERC has issued an extension of time to comply with the requirements of the order until after the date of issuance of an order on rehearing, the eventual outcome of these proceedings is unclear.

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

Insurance

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure will result in claims under EME Homer City's property and business interruption insurance policies. At June 30, 2006, EME Homer City recorded a $17 million receivable, of which $11 million relates to business interruption insurance coverage and has been reflected in other income (expense), net in EME's consolidated income statements.

Environmental Matters and Regulations

        The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected as a result.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects, which may involve significant capital expenditures. Failure to comply with applicable environmental laws may subject a project's owner or operator to injunctive relief or penalties and fines imposed by regulatory authorities.

        With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $4 million at June 30, 2006 for estimated environmental investigation and remediation costs for the

Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position. See "Note 16. Commitments and Contingencies—Environmental Matters and Regulations" in MEHC's financial statements included in its annual report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of EME's environmental contingencies.

Note 12. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2006	2005
	(in millions)
Cash paid (received)
Interest (net of amount capitalized)	$217	$210
Income taxes	152	(57)
Cash payments under plant operating leases	199	154
Details of assets acquired
Fair value of assets acquired	$29	$—
Liabilities assumed	—	—

        During the first six months of 2006, EME accrued $11 million in connection with the purchase price of the Wildorado wind project due upon completion of construction. In addition, MEHC received a capital contribution of $76 million in the form of ownership interests in a portfolio of wind projects and a small biomass project.

Note 13. Stock Compensation Plans

Stock Options

        Under various plans, EME may grant stock options at exercise prices equal to the average of high and low price at the grant date and other awards related to or with a value derived from Edison International common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service, with expense recognized evenly over the vesting period, except for awards granted to retirement-eligible participants, as discussed in Note 1—General—Stock-Based Compensation. Stock-based compensation expense associated with stock options was $2 million and $4 million for the second quarter of 2006 and six months ended June 30, 2006, respectively. Under prior accounting rules, there was no comparable expense recognized for the same periods in 2005. See Note 1—General—Stock-Based Compensation, for further discussion.

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

        The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected terms (in years)	9 to 10	9 to 10	9 to 10	9 to 10
Risk-free interest rate	4.3%-4.5%	4.2%-4.3%	4.3%-4.5%	4.2%-4.3%
Expected dividend yield	2.6%-2.8%	2.5%-2.8%	2.4%-2.8%	2.5%-3.1%
Weighted-average expected dividend yield	2.7%	2.7%	2.4%	3.1%
Expected volatility	16.8%-17.5%	18.7%-19.2%	16.2%-17.5%	18.7%-19.6%
Weighted-average volatility	17.2%	18.9%	16.3%	19.6%

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

        A summary of the status of Edison International's stock options granted to EME employees is as follows:

		Weighted Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,626,365	$22.06
Granted	407,848	44.11
Transferred to affiliates	(298,647)	21.83
Forfeited	(27,949)	28.35
Exercised	(379,482)	18.73

Outstanding at June 30, 2006	3,328,135	$25.10

Vested and expected to vest at June 30, 2006	3,195,872	$24.86	7.00	$48,249,676

Exercisable at June 30, 2006	1,690,208	$20.30	5.89	$33,225,264

        The weighted-average fair value of options granted during the quarters ended June 30, 2006 and 2005 was $13.47 and $13.31, respectively. The weighted-average fair value of options granted for the six months ended June 30, 2006 and 2005 was $14.42 and $11.72, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 was $3 million and $7 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was $11 million and $10 million, respectively. At June 30, 2006, there was $12 million of total unrecognized compensation cost related to stock options net of expected forfeitures. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of options vested during the quarters and six-month periods ended June 30, 2006 and 2005, was $1 million and $2 million, respectively.

        Cash received from options exercised for the quarters ended June 30, 2006 and 2005 was $3 million and $6 million, respectively, and for the six months ended June 30, 2006 and 2005 was $8 million and $9 million, respectively. The estimated tax benefit from options exercised was $4 million for both the six months ended June 30, 2006 and 2005.

Performance Shares

        A target number of contingent performance shares were awarded to executives in January 2004, January 2005 and March 2006, and vest at the end of December 2006, 2007 and 2008, respectively. Dividend equivalents associated with these performance shares accumulate without interest and will be payable in cash following the end of the performance period when the performance shares are paid, although Edison International has discretion to pay certain dividend equivalents in Edison International common stock. The vesting of Edison International's performance shares is dependent upon a market condition and three years of continuous service subject to a prorated adjustment for employees who are terminated under certain circumstances or retire, but payment cannot be accelerated. The market condition is based on Edison International's common stock performance relative to the performance of a specified group of companies at the end of a three-calendar-year period. The number of performance shares earned is determined based on Edison International's ranking among these companies. Dividend equivalents will be adjusted to correlate to the actual number of performance shares paid. Performance shares earned are settled half in cash and half in common stock; however, Edison International has discretion under certain of the awards to pay the half subject to cash settlement in common stock. Additionally, cash awards are substituted to the extent necessary to pay tax withholding or any government levies. The portion of performance shares settled in cash is classified as a share-based liability award. The fair value of these shares is remeasured at each reporting period and the related compensation expense is adjusted. The portion of performance shares payable in common stock is classified as a share-based equity award. Compensation expense related to these shares is based on the grant-date fair value. Performance shares expense is recognized ratably over the vesting period based on the fair values determined, except for awards granted to retirement-eligible participants, as discussed in "Stock-Based Compensation" in Note 1—General—Stock-Based Compensation. Stock-based compensation expense associated with performance shares was $0.1 million and $5.0 million for the quarters ended June 30, 2006 and 2005, respectively, and $0.5 million and $9.0 million for the six months ended June 30, 2006 and 2005, respectively.

        The performance shares' fair value is determined using a Monte Carlo simulation valuation model. The Monte Carlo simulation valuation model requires a risk-free interest rate and an expected volatility rate assumption. The risk-free interest rate is based on a 52-week historical average of the three-year U.S. Treasury note and is used as proxy for the expected return for the specified group of companies. Volatility is based on the historical volatility of Edison International's common stock for the recent 36 months. Historical volatility for each company in the specified group is obtained from a financial data services provider.

        Edison International's risk-free interest rate and expected volatility used to determine the grant date fair values for the 2006 and 2005 performance shares classified as share-based equity awards was 4.1% and 16.2%, respectively, and 2.7% and 27.7%, respectively. The portion of performance shares classified as share-based liability awards are revalued at each reporting period. The risk-free interest rate and expected volatility rate used to determine the fair value as of June 30, 2006 was 4.5% and 17.2%, respectively.

        The total intrinsic value of performance shares settled during each of the quarters ended June 30, 2006 and 2005 was zero. The total intrinsic value of performance shares settled during the six months ended June 30, 2006 and 2005 was $19 million and $8 million, respectively, which included cash paid to settle the performance shares classified as liability awards of $8 million and $4 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, there was $2 million (based on the June 30, 2006 fair value of performance shares classified as liability awards) of total unrecognized compensation cost related to performance shares. That cost is expected to be recognized over a weighted-average period of less than two years. The fair values of performance shares vested during the quarters and six-month periods ended June 30, 2006 and 2005, was zero.

        A summary of the status of Edison International nonvested performance shares granted to EME employees and classified as equity awards is as follows:

	Performance Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	67,530	$38.63
Granted	16,377	52.55
Forfeited	(1,266)	39.36

Nonvested at June 30, 2006	82,641	$41.38

        The weighted-average grant-date fair value of performance shares classified as equity awards granted during the quarter ended June 30, 2005 was $46.09.

        A summary of the status of Edison International nonvested performance shares granted to EME employees and classified as liability awards (the current portion is reflected in the caption "Accrued liabilities" and the long-term portion is reflected in "Other long-term liabilities" on the consolidated balance sheets) is as follows:

	Performance Shares	Weighted-Average Fair Value
Nonvested at December 31, 2005	67,547
Granted	16,396
Forfeited	(1,267)

Nonvested at June 30, 2006	82,676	$80.84

Note 14. New Accounting Pronouncements

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

        Prior to adoption of the new accounting standard, EME presented all tax benefits of deductions resulting from the exercise of stock options as a component of operating cash flows under the caption "Other operating—liabilities" in the consolidated statements of cash flows. The new accounting standard requires the cash flows resulting from the tax benefits that occur from estimated tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $4 million excess tax benefit is classified as a financing cash inflow in 2006.

        Due to the adoption of this new accounting standard, EME recorded a cumulative effect adjustment that increased net income by approximately $0.4 million, net of tax, in the first quarter of 2006, mainly to reflect the change in the valuation method for performance shares classified as liability awards and the use of forfeiture estimates.

FASB Staff Position FIN 46(R)-6

        In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective applications. EME has not yet selected a transition method.

Statement of Financial Accounting Standards Interpretation No. 48

        In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date applicable to EME is January 1, 2007. EME is currently assessing the potential impact of the interpretation on its financial condition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect MEHC's current expectations and projections about future events based on MEHC's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by MEHC that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact MEHC, include but are not limited to:

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

  •
  the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other activities in the complex and volatile markets in which EME and its subsidiaries participate;

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of MEHC's Annual Report on Form 10-K for the year ended December 31, 2005. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect MEHC's business. Forward-looking statements speak only as of the date they are made, and MEHC is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by MEHC with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of MEHC since December 31, 2005, and as compared to the second quarter of 2005 and six months ended June 30, 2005. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of MEHC's annual report on Form 10-K for the year ended December 31, 2005.

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

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Results of Operations

        Net income (loss) is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
MEHC (parent company):
Loss from continuing operations	$(17)	$(17)	$(34)	$(47)
EME and its Consolidated Subsidiaries:
Income (loss) from continuing operations	(43)	19	32	76
Income from discontinued operations	4	21	77	28

Net Income (Loss)	$(56)	$23	$75	$57

        The decrease in MEHC's loss from continuing operations for the six months ended June 30, 2006 was due to a $12 million, after tax, loss on early extinguishment of debt recorded during the first quarter of 2005.

        EME's decrease in income from continuing operations in the second quarter of 2006 was primarily attributable to an $88 million, after tax, loss on early extinguishment of debt recorded during the second quarter of 2006. Partially offsetting this decrease were higher earnings at the Illinois Plants and the Homer City facilities, driven by higher wholesale energy prices. The year-to-date decrease in income from continuing operations was primarily due to loss on early extinguishment of debt and lower earnings at the Homer City facilities due to a transformer failure related to Unit 3. Partially offsetting these decreases were higher earnings at the Illinois Plants and higher energy trading income from Edison Mission Marketing & Trading (EMMT).

        EME's income from discontinued operations during the second quarters of 2006 and 2005 and six months ended June 30, 2006 and 2005 was primarily related to distributions authorized by the liquidators of the Lakeland power project. Together with $16 million received in April 2006, EME has received a total of $122 million of distributions in 2006 from the settlement of a 2001 claim for termination of a power contract by a subsidiary of TXU Europe Group plc. The activities of the Lakeland liquidator are near completion and substantially all the distributions from the Lakeland project have been made.

Business Development

Wind Projects

        EME has undertaken a number of activities with respect to new wind projects, including:

  •
  Completion of the purchase of development rights for the Wildorado wind project for $29 million. This project started construction on April 24, 2006. Project completion is scheduled for April 2007, with total construction costs estimated to be $270 million. Upon completion, power from the project will be sold under a twenty-year power purchase agreement to Southwestern Public Service.

  •
  Securing a supply of 285 turbines for 538 MW of new wind projects which are expected to be developed and constructed by the end of 2007.

  •
  Advancing development of a number of wind projects, including four projects totaling 181 MW that have been approved for investment, subject to completion of specific contractual or permitting arrangements.

        In addition, EME received, as a capital contribution, ownership interests in a 192 MW portfolio of wind projects (EME's share is 176 MW) located in Iowa and Minnesota. These projects were previously owned by EME's affiliate, Edison Capital. EME accounted for this acquisition at Edison Capital's historical cost as a transaction between entities under common control for a net book value of approximately $76 million.

Thermal Projects

        EME has continued to develop two 500 MW natural gas-fired peaker projects in Southern California. Southern California Edison Company has announced a request for offers from new generation resources. EME intends to respond to the request for offers.

        In June 2006, subsidiaries of EME and BP America Inc. formed Carson Hydrogen Power LLC for the development of a power project to be located in Carson, California. Carson Hydrogen is conducting engineering studies for this industrial gasification project that will integrate proven gasification, power generation and enhanced oil recovery technologies. In June 2006, the project submitted an application to the United States Department of Energy (DOE) to qualify for gasification tax credits under the Energy Policy Act of 2005. Funding of tax credits is limited and, accordingly, there is no assurance that the project will be allocated tax credits. A decision is not expected until the end of 2006.

Financing Activities

        On June 6, 2006, EME completed a private offering of $500 million of its 7.50% senior notes due 2013 and $500 million of its 7.75% senior notes due 2016. The proceeds of the offering were used, together with cash on hand, to purchase substantially all of EME's outstanding 10% senior notes due 2008 and 9.875% senior notes due 2011. In connection with the repayment, EME recorded a $143 million loss on early extinguishment of debt in the second quarter of 2006.

        On June 15, 2006, EME entered into a new credit agreement providing for $500 million in revolving loan and letter of credit capacity to be used to repay existing debt and/or to provide liquidity and credit support for the hedging and trading activities of EME and its subsidiaries. The new credit agreement replaces EME's $98 million credit agreement.

ERP Initiative

        EME has commenced a new initiative as part of an Edison International enterprise-wide project to implement an integrated resource planning (ERP) application from SAP during the next two years. The implementation of this application will replace EME's existing financial, human resources, materials management, and fuel management information systems with SAP's integrated ERP application. The objective of this initiative is to improve the efficiency and effectiveness of EME's operational systems and enhance the transparency of information throughout the company.

Critical Accounting Estimates

        For a discussion of EME's critical accounting estimates, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of MEHC's annual report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the second quarters of 2006 and 2005 and six months ended June 30, 2006 and 2005, and is organized under the following headings:

Page
Results of Continuing Operations	28
Results of Discontinued Operations	36
New Accounting Pronouncements	37

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

        The following section provides a summary of the operating results for the second quarters of 2006 and 2005 and six months ended June 30, 2006 and 2005 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Project Earnings (Losses)(1)
Consolidated operations
Illinois Plants	$25	$18	$152	$110
Homer City	35	8	33	50
Energy Trading(2)	26	19	55	41
San Juan Mesa	1	—	5	—
Storm Lake	3	2	3	2
Other	(1)	—	—	—
Unconsolidated affiliates
Big 4 projects	32	40	55	61
Sunrise	5	5	3	2
March Point	—	(4)	—	4
Doga	5	1	4	5
Other	2	1	3	5

	133	90	313	280
MEHC and EME corporate interest income	20	13	37	24
MEHC and EME corporate interest expense	(93)	(96)	(187)	(192)
MEHC and EME corporate administrative and general	(25)	(26)	(49)	(59)
Gain on sale of assets	—	—	4	—
Loss on early extinguishment of debt	(143)	—	(143)	(24)
Other income (expense), net	—	—	10	(6)

	$(108)	$(19)	$(15)	$23

(1)
Project earnings are equal to income from continuing operations before income taxes, except for production tax credits. Accordingly, project earnings for the wind projects include $4 million and $3 million of production tax credits for the second quarters of 2006 and 2005, respectively, and $9 million and $4 million for the six months ended June 30, 2006 and 2005, respectively. Production tax credits are recognized as wind energy is generated based upon a per kilowatt-hour rate prescribed in applicable federal and state statutes. Under generally accepted accounting principles (GAAP), production tax credits generated by the wind projects are recorded as a reduction in income taxes. Accordingly, project earnings (losses) represent a non-GAAP financial measure. Management believes that inclusion of production tax credits in project earnings for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles the total project earnings as shown above with income from continuing operations before income taxes under GAAP:

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions)
Project earnings (losses)	$(108)	$(19)	$(15)	$23
Less: Production tax credits	(4)	(3)	(9)	(4)

Income (loss) from continuing operations before income taxes	$(112)	$(22)	$(24)	$19

(2)
Income from energy trading represents the gains recognized from price volatility associated with the purchase and sale of contracts for electricity, fuels and transmission. The indirect cost of energy trading is included in administrative and general expenses.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating Revenues
Energy revenues	$261	$244	$599	$571
Capacity revenues	7	8	13	14
Other revenues	2	2	4	4
Net losses from price risk management	(4)	(1)	(4)	(11)

Total operating revenues	266	253	612	578

Operating Expenses
Fuel	72	72	166	171
Gain on sale of emission allowances(1)	—	—	(6)	—
Plant operations	115	107	196	191
Plant operating leases	18	19	37	37
Depreciation and amortization	25	25	50	50
Asset impairment charges	—	7	—	7
Administrative and general	7	5	12	10

Total operating expenses	237	235	455	466

Operating Income	29	18	157	112

Other Income (Expense)
Interest income on note receivable from EME	28	29	56	57
Interest expense and other	(32)	(29)	(61)	(59)

Total other income (expense)	(4)	—	(5)	(2)

Income Before Taxes	$25	$18	$152	$110

Statistics
Coal-Fired Generation(2)
Generation (in GWh)	5,493	5,834	12,738	14,229
Equivalent availability(3)	66.0%	62.1%	76.4%	71.1%
Capacity factor(4)	44.8%	47.6%	52.3%	58.4%
Load factor(5)	67.9%	76.7%	68.4%	82.1%
Forced outage rate(6)	7.7%	9.6%	5.0%	8.7%
Average energy price/MWh	$47.63	$41.83	$47.09	$40.12
Average fuel costs/MWh	$13.42	$12.51	$13.14	$12.12

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

(5)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(6)
Midwest Generation refers to unplanned maintenance as a forced outage.

        Earnings from the Illinois Plants were $25 million and $152 million during the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to $18 million and $110 million for the comparable periods in the prior year. The increase in the second quarter earnings of $7 million was primarily due to higher energy margin (energy revenues less fuel expenses) and an asset impairment charge recorded during the second quarter of 2005 primarily associated with a redefined capital program related to coal dust mitigation, partially offset by higher planned maintenance costs. Although generation in the second quarter of 2006 was lower than the second quarter of 2005, energy margin increased primarily due to a 14% increase in average energy prices.

        Earnings for the six months ended June 30, 2006 increased $42 million primarily due to higher energy margin driven by higher average energy prices, recognition of income in 2006 from the sale of emission allowances to the Homer City facilities, and the 2005 asset impairment charge described above.

        Losses from price risk management activities are due to price changes on power contracts that did not qualify for hedge accounting under SFAS No. 133. At June 30, 2006, cumulative unrealized losses of $12 million (pre-tax) have been recognized on hedge contracts that pertain to the remainder of 2006, 2007 and 2008. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        The earnings of the Illinois Plants included interest income of $28 million and $29 million for the second quarters of 2006 and 2005, respectively, and $56 million and $57 million for the six months ended June 30, 2006 and 2005, respectively, related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Homer City

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating Revenues
Energy revenues	$143	$133	$277	$288
Capacity revenues	4	5	6	9
Other revenues	3	—	4	—
Net gains (losses) from price risk management	1	(2)	(13)	(4)

Total operating revenues	151	136	274	293

Operating Expenses
Fuel(1)	68	60	129	124
Gain on sale of emission allowances(2)	—	—	—	—
Plant operations	28	37	63	59
Plant operating leases	26	26	51	51
Depreciation and amortization	4	4	8	8
Administrative and general	1	2	2	4

Total operating expenses	127	129	253	246

Operating Income	24	7	21	47

Other Income (Expense)
Interest and other income	12	2	13	4
Interest expense	(1)	(1)	(1)	(1)

Total other income (expense)	11	1	12	3

Income Before Taxes	$35	$8	$33	$50

Statistics
Generation (in GWh)	2,866	3,102	5,387	6,636
Equivalent availability(3)	74.3%	77.1%	73.1%	82.6%
Capacity factor(4)	69.5%	75.2%	65.7%	80.8%
Load factor(5)	93.6%	97.6%	89.9%	97.9%
Forced outage rate(6)	19.9%	3.6%	22.8%	5.6%
Average energy price/MWh	$50.02	$42.93	$51.43	$43.38
Average fuel costs/MWh	$24.13	$19.36	$24.03	$18.65

(1)
Included in fuel costs were $9 million and $14 million during the second quarters of 2006 and 2005, respectively, and $21 million and $29 million during the six months ended June 30, 2006 and 2005, respectively, related to the net cost of SO2 emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

(2)
The Homer City facilities sold excess NOx emission allowances to the Illinois Plants at fair market value. Sales to the Illinois Plants were $6 million in the first quarter of 2006. EME eliminated the intercompany transaction for emission allowances sold but not yet used by the Illinois Plants at June 30, 2006.

(3)
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

(5)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(6)
Homer City refers to unplanned maintenance as a forced outage.

        Earnings from Homer City increased $27 million and decreased $17 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The second quarter increase is primarily attributable to higher energy margin, lower planned maintenance costs and estimated insurance recovery related to the Unit 3 outage. Although generation in the second quarter of 2006 was lower than the second quarter of 2005, due to the unplanned outage at Unit 3, there was a 17% increase in average energy prices. The 2006 year-to-date decrease is primarily attributable to lower energy margin and higher plant operating costs in 2006 due to an unplanned outage at Unit 3, partially offset by estimated insurance recovery. Homer City is generally classified as a baseload plant, which means the amount of generation is largely based on the availability of the plant. Accordingly, the Unit 3 outage reduced the amount of generation during the first six months of 2006.

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

        The main transformer failure will result in claims under Homer City's property and business interruption insurance policies. At June 30, 2006, Homer City recorded a $17 million receivable related to these claims. Resolution of the claims is subject to a number of uncertainties, including computations of the lost profit during the outage period.

Price Risk Management—

        Homer City recorded gains (losses) of approximately $(5) million and $1 million during the second quarters of 2006 and 2005, respectively, and $(16) million and $(3) million during the six months ended June 30, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness. Losses related to the ineffective portion of hedge contracts were primarily due to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). Also included in net gains (losses) from price risk management activities are economic hedges that did not qualify for hedge accounting under SFAS No. 133 of $6 million and $(3) million in the second quarters of 2006 and 2005, respectively, and $3 million and $(1) million during the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, cumulative unrealized losses of $42 million (pre-tax) have been recognized on hedge contracts that pertain to the remainder of 2006, 2007 and 2008. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Energy Trading

        EME seeks to generate profit by utilizing the commercial platform of its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel and transmission primarily in the eastern power grid using products available over the counter, through exchanges and from independent system operators. Earnings from energy trading activities increased $7 million and $14 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The increase in earnings from energy trading activities was primarily due to increased congestion at specific delivery points in the eastern power grid in which EMMT purchased financial transmission rights. See "Market Risk Exposures—Regulatory Matters—MISO Revenue Sufficiency Guarantee Charges" for information regarding potential refund exposure related to virtual supply offers made by EMMT in MISO after April 1, 2005.

San Juan Mesa

        EME's earnings from the San Juan Mesa wind project were $1 million and $5 million for the second quarter of 2006 and six months ended June 30, 2006, with no earnings recorded in 2005 due to the acquisition of the San Juan Mesa wind project on December 27, 2005.

        During the first quarter of 2006, EME completed the sale of 25% of its ownership interest in the San Juan Mesa wind project to Citi Renewable Investments I LLC, a wholly owned subsidiary of Citicorp North America, Inc. Proceeds from the sale were $43 million. EME recorded a pre-tax gain on the sale of approximately $4 million during the first quarter of 2006.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects decreased $8 million and $6 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The decreases in earnings were primarily due to lower earnings from the Kern River project during the first six months of 2006, compared to the first six months of 2005, resulting from the expiration of the project's long-term power purchase and steam supply agreements in August 2005. Effective June 1, 2006, the project commenced selling electricity under a five-year bilateral agreement with Southern California Edison Company. The decrease in year-to-date earnings was partially offset by generally higher steam and energy prices in 2006 over 2005.

        The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $1 million and $2 million for the second quarters of 2006 and 2005, respectively, and $3 million and $5 million for the six months ended June 30, 2006 and 2005, respectively.

March Point

        EME's share of earnings from its ownership interest in March Point was $(4) million for the second quarter of 2005 and $4 million for the six months ended June 30, 2005, respectively, resulting, in part, from mark-to-market gains (losses) related to gas purchase contracts. During the third quarter of 2005, EME recorded an impairment charge related to its March Point investment which resulted in suspension of equity accounting. Accordingly, no earnings were recorded during the first six months of 2006.

Doga

        Earnings from the Doga project increased $4 million in the second quarter of 2006 compared to the second quarter of 2005 and were about the same for the respective six-month periods. The second quarter increase in earnings was primarily due to higher energy margin, lower maintenance expenses and lower taxes.

        In June 2006, the corporate tax rate in Turkey was reduced from 30% to 20%. Although this will reduce future income tax payments, Doga will report a loss from a reduction in deferred tax assets (related to levelization of income under the power purchase agreement for financial reporting purposes). EME records its share of earnings from Doga on a lag, which means that the impact of the reduction in deferred tax assets will be recorded in the third quarter of 2006. EME's share of the loss related to reduction in deferred tax assets is estimated to be approximately $11 million.

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

MEHC and EME Corporate Interest Income

        MEHC and EME corporate interest income increased $7 million and $13 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The increase was primarily attributable to higher interest rates in 2006 compared to 2005.

MEHC and EME Corporate Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
MEHC (excluding EME) interest expense to third parties	$29	$28	$57	$56
EME's interest expense to third parties	36	39	74	79
EME's interest expense to Midwest Generation	28	29	56	57

Total corporate interest expense	$93	$96	$187	$192

MEHC and EME Corporate Administrative and General Expenses

        Administrative and general expenses decreased $10 million for the six months ended June 30, 2006, compared to the corresponding period of 2005. The decrease was primarily due to $10 million of costs incurred during the six months ended June 30, 2005 for severance and related costs in connection with EME restructuring activities.

Loss on Early Extinguishment of Debt

        Loss on early extinguishment of debt was $143 million for the second quarter of 2006 and six months ended June 30, 2006 related to the early repayment of EME's 10% senior notes due August 15, 2008 and 9.875% senior notes due April 15, 2011.

        Loss on early extinguishment of debt was $24 million in the first six months of 2005 consisting of a $20 million loss related to the early repayment of MEHC's $385 million term loan and a $4 million loss related to the early repayment of EME's junior subordinated debentures recorded during the first quarter of 2005.

Other Income (Expense), Net

        Other income (expense), net increased $16 million for the six months ended June 30, 2006, compared to the corresponding period of 2005. The 2006 increase was partially attributable to an $8 million gain related to receipt of shares from Mirant Corporation from settlement of a claim recorded during the first quarter of 2006.

Income Taxes

        MEHC's income tax benefit from continuing operations was $22 million and $10 million for the six months ended June 30, 2006 and 2005, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." During the six months ended June 30, 2006 and 2005, EME recognized $9 million and $4 million, respectively, of production tax credits related to wind projects and $3 million and $5 million, respectively, related to estimated state income tax benefits allocated from EIX. During the second quarter of 2005, EME resolved a dispute regarding additional taxes asserted by the Internal Revenue Service during the audit of the 1994-1996 tax returns. As a result of the resolution of this item, EME reversed $11.5 million of accrued taxes, recording this amount instead as a reduction of income taxes during the second quarter of 2005.

Results of Discontinued Operations

        Income from discontinued operations, net of tax, was $4 million and $21 million for the second quarters of 2006 and 2005, respectively, and $77 million and $28 million during the first six months of 2006 and 2005, respectively. The 2006 increase is largely attributable to distributions received from the Lakeland project, discussed below. During the first six months of 2005, EME completed the following sales:

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

Lakeland Project

        EME previously owned a 220 MW power plant located in the United Kingdom, referred to as the Lakeland project. An administrative receiver was appointed in 2002 as a result of default by its counterparty, a subsidiary of TXU Europe Group plc and the project company was subsequently placed in liquidation. In response to its claim against the TXU subsidiary for damages resulting from the termination of the power sales agreement, the Lakeland project received a settlement of £116 million (approximately $217 million). EME is entitled to receive the amount of the settlement remaining after payment of creditor claims. As creditor claims have been settled, EME has received to date payments of £13 million (approximately $24 million) in April 2005, £61 million (approximately $106 million) in the first quarter of 2006, and £9 million (approximately $16 million) in April 2006. The after-tax income attributable to the Lakeland project was $10 million and $24 million for the second quarters of 2006 and 2005, respectively, and $83 million and $24 million for the six months ended June 30, 2006 and 2005, respectively. Beginning in 2002, EME reported the Lakeland project among discontinued operations and accounts for its ownership of Lakeland Power on the cost method, with earnings being recognized as cash is distributed from the project.

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

MEHC's Liquidity

        At June 30, 2006, MEHC had cash and cash equivalents of $16 million (excluding amounts held by EME and its subsidiaries). MEHC's ability to honor its obligations under the senior secured notes is substantially dependent upon the receipt of dividends from EME and the receipt of tax-allocation payments from MEHC's parent, Edison Mission Group, and ultimately Edison International. See "EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." Dividends to MEHC from EME are limited based on EME's earnings and cash flow, terms of restrictions contained in EME's corporate credit facility, business and tax considerations and restrictions imposed by applicable law.

Dividends to MEHC

        In January 2006, EME made total dividend payments of $11.5 million to MEHC. In July 2006, EME made a dividend payment of $39 million to MEHC.

EME's Liquidity

        At June 30, 2006, EME and its subsidiaries had cash and cash equivalents and short-term investments of $1.6 billion and EME had available the full amount of borrowing capacity under its new $500 million corporate credit facility. EME's consolidated debt at June 30, 2006 was $3.4 billion. In addition, EME's subsidiaries had $4.4 billion of long-term lease obligations related to the sale-leaseback transactions that are due over periods ranging up to 29 years.

EME Financing Developments

        During June 2006, EME replaced its $98 million credit agreement with a new credit agreement that provides for a $500 million senior secured revolving loan and letter of credit facility and matures on June 15, 2012 and completed a private offering of $500 million aggregate principal amount of its

7.50% senior notes due June 15, 2013 and $500 million aggregate principal amount of its 7.75% senior notes due June 15, 2016. EME will pay interest on the senior notes on June 15 and December 15 of each year, beginning on December 15, 2006. The senior notes are redeemable by EME at any time at a price equal to 100% of the principal amount of, plus accrued and unpaid interest and liquidated damages, if any, on, the senior notes plus a "make-whole" premium.

        As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these proceeds unless an event of default occurs under the credit facility.

        EME used the net proceeds of the offering of the senior notes, together with cash on hand, to purchase $369 million in aggregate principal amount of its 10% senior notes due August 15, 2008 and $596 million in aggregate principal amount of its 9.875% senior notes due April 15, 2011, that were validly tendered pursuant to EME's previously announced cash tender offer and consent solicitation. The net proceeds of the offering of the senior notes, together with cash on hand, were also used to pay related tender premiums, consent fees and accrued interest. EME recorded a $143 million loss on early extinguishment of debt during the second quarter of 2006.

Capital Expenditures

        The estimated capital and construction expenditures of EME's subsidiaries are $280 million in the remaining two quarters of 2006 and $493 million, $28 million and $25 million for 2007, 2008 and 2009, respectively. The non-environmental portion of these expenditures relates to the construction of the Wildorado wind project, purchases of turbines, upgrades to dust collection/mitigation systems and the coal handling system, ash removal improvements and various other projects. EME plans to finance these expenditures with existing subsidiary credit agreements, cash on hand or cash generated from operations. Included in the estimated expenditures are environmental expenditures of $4 million for the remaining two quarters of 2006, $12 million for 2007, $6 million for 2008, and $25 million for 2009. The environmental expenditures relate to environmental projects such as selective catalytic reduction system improvements at the Homer City facilities and projects at the Illinois Plants.

MEHC's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash provided by operating activities from continuing operations increased $430 million in the first six months of 2006, compared to the first six months of 2005. The 2006 increase was primarily attributable to a decrease of $363 million in required margin and collateral deposits in 2006 for EME's price risk management and trading activities, compared to an increase of $33 million in 2005. This change resulted from a decrease in forward market prices at June 30, 2006 as compared to December 31, 2005.

        Cash provided by operating activities from discontinued operations increased $64 million in the first six months of 2006, compared to the first six months of 2005. The 2006 increase reflects higher distributions received in 2006 compared to 2005 from the Lakeland power project. See "Results of Operations—Results of Discontinued Operations—Lakeland Project" for more information regarding these distributions.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities from continuing operations decreased $685 million in the first six months of 2006, compared to the first six months of 2005. The 2006 decrease was primarily attributable to net proceeds of $1 billion received from EME's issuance of senior notes in June 2006, which were mostly used to repay $965 million of EME's outstanding senior notes and $136 million paid for tender premiums and related fees.

        In addition, Midwest Generation also had borrowings of $315 million under its credit facility, mostly offset by repayments of $285 million in 2006. In 2005, MEHC repaid the remaining $285 million of its term loan and paid $11 million for the call premium on the retirement of the term loan, EME repaid junior subordinated debentures for $150 million and Midwest Generation repaid $302 million related to its existing term loan.

Consolidated Cash Flows from Investing Activities

        Cash used in investing activities from continuing operations increased $403 million in the first six months of 2006, compared to the first six months of 2005. The 2006 increase was primarily due to net purchases of marketable securities of $76 million in the first six months of 2006, compared to net sales of marketable securities of $140 million in the first six months of 2005. In addition, EME paid $18 million towards the purchase price of the Wildorado wind project during the first quarter of 2006, incurred higher capital expenditures in 2006 and received lower proceeds from sales of projects. In 2005, EME received proceeds of $124 million from the sale of its 25% investment in the Tri Energy project and its 50% investment in the CBK project compared to proceeds of $43 million in 2006 from the sale of 25% of its ownership interest in the San Juan Mesa wind project.

Credit Ratings

Overview

        Credit ratings for MEHC and its subsidiaries, EME, Midwest Generation and EMMT, are as follows:

	Moody's Rating	S&P Rating
MEHC	B2	B-
EME	B1	B+
Midwest Generation:
First priority senior secured rating	Ba2	BB-
Second priority senior secured rating	Ba3	B
EMMT	Not Rated	B+

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        In connection with entering into contracts in support of EME's price risk management and energy trading activities (including forward contracts, transmission contracts and futures contracts), EME's subsidiary, EMMT, has entered into agreements to mitigate the risk of nonperformance. Because the credit ratings of EMMT and EME are below investment grade, EME has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties related to accounts payable and unrealized losses in connection with these price risk management and trading activities. At June 30, 2006, EMMT had deposited $289 million in cash with brokers in margin accounts in support of futures contracts and had deposited $46 million with counterparties in support of forward energy and transmission contracts. In addition, EME had issued letters of credit of $7 million in support of commodity contracts at June 30, 2006.

        Future cash collateral requirements may be higher than the margin and collateral requirements at June 30, 2006, if wholesale energy prices increase further or the amount hedged increases. EME estimates that margin and collateral requirements for energy contracts outstanding as of June 30, 2006 could increase by no more than approximately $310 million over the remaining life of the contracts using a 95% confidence level.

        Midwest Generation has cash on hand and a $500 million working capital facility to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. At June 30, 2006, Midwest Generation had borrowed $200 million under this credit facility which was partially used to finance margin advances to EMMT of $142 million. In addition, EME has cash on hand and a $500 million working capital facility to provide credit support to subsidiaries. See "—EME Financing Developments" and "—EME's Liquidity as a Holding Company" for further discussion.

EME's Liquidity as a Holding Company

Overview

        At June 30, 2006, EME had corporate cash and cash equivalents and short-term investments of $1.3 billion to meet liquidity needs. See "—EME's Liquidity." Cash distributions from EME's subsidiaries and partnership investments and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

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

	Six Months Ended June 30,
	2006	2005
	(in millions)
Distributions from Consolidated Operating Projects:
Edison Mission Midwest Holdings (Illinois Plants)	$380	$171
EME Homer City Generation L.P. (Homer City facilities)	—	41
Holding companies of other consolidated operating projects	3	—
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(1)	41	29
Sunrise Power Company	7	5
Holding company for Doga project	—	17
Holding companies for Westside projects	6	6
Holding companies of other unconsolidated operating projects	1	4

Total Distributions	$438	$273

(1)
The Big 4 projects consist of investments in the Kern River project, Midway-Sunset project, Sycamore project and Watson project. Distributions reflect the amount received by EME after debt service payments by Edison Mission Energy Funding Corp.

Intercompany Tax-Allocation Agreement

        MEHC and EME are included in the consolidated federal and combined state income tax returns of Edison International and are eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of MEHC and EME to receive and the amount of and timing of tax-allocation payments are dependent on the inclusion of MEHC and EME, respectively, in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of MEHC, EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. MEHC and EME receive tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize MEHC's or EME's consolidated tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, MEHC and EME are obligated during periods they generate taxable income to make payments under the tax-allocation agreements. EME made tax-allocation payments to Edison International of $162 million during the first six months of 2006. MEHC received tax-allocation payments from Edison International of $16 million during the first six months of 2006. MEHC and EME received tax-allocation payments from Edison International of $59 million and $3 million, respectively, during the first six months of 2005.

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

Key Ratios of MEHC and EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of MEHC and EME's principal subsidiaries required by financing arrangements for the twelve months ended June 30, 2006:

Subsidiary	Financial Ratio	Covenant	Actual
Mission Energy Holding Company	Interest Coverage Ratio	Greater than 2.0 to 1	2.97 to 1
Midwest Generation, LLC (Illinois Plants)	Interest Coverage Ratio	Greater than or equal to 1.40 to 1	6.45 to 1
Midwest Generation, LLC (Illinois Plants)	Secured Leverage Ratio	Less than or equal to 7.25 to 1	2.00 to 1
EME Homer City Generation L.P. (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.26 to 1(1)

(1)
The senior rent service coverage ratio is determined by dividing net operating cash flow by senior rent. Net operating cash flow represents revenues less operating expenses as defined in the sale-leaseback documents. Revenue during the twelve months ended June 30, 2006 includes $43.5 million and $20 million from an advance payment from EMMT on March 31, 2006 and April 30, 2006, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City.

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

Federal—United States of America

Clean Air Act

Mercury Regulation—

        As part of its evaluation of environmental control technologies for the Homer City facilities, EME has obtained cost estimates from an engineering and construction company that are substantially higher than the approximately $350 million to $400 million previously estimated for the 2006-2010 timeframe. The estimated costs have increased for a number of reasons, including increased material costs and greater demand for environmental control equipment scheduled for installation during the same period. In light of higher estimated capital costs, the impact of the recent decline in emissions costs and the continued uncertainty over the final provisions of relevant environmental regulations, EME has deferred making commitments for the installation of further environmental controls at the Homer City facilities at this time. EME plans to study alternative environmental technologies while continuing to review and refine the scope of the project, estimated costs for control equipment and to monitor developments related to mercury and other environmental regulations.

State—Illinois

Air Quality

        On March 14, 2006, the Illinois Environmental Protection Agency submitted a proposed rule to the Illinois Pollution Control Board (PCB) for adoption. The proposed rule requires a 90% reduction of mercury emissions from coal-fired power plants averaged across company-owned Illinois stations and a minimum reduction of 75% for individual generating units by July 1, 2009. A 90% reduction at each station would be required by 2013. The first hearing on the rule was held in June 2006 and a second hearing is set for August 2006.

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

        The extent to which EME hedges its market price risk depends on several factors. First, EME evaluates over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with fluctuating spot market sales. Second, EME's ability to enter into hedging transactions depends upon its and Midwest Generation's credit capacity and upon the forward sales markets having sufficient liquidity to enable EME to identify appropriate counterparties for hedging transactions.

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

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub in PJM, and may also be entered into at other trading hubs, including the AEP/Dayton Hub in PJM and the Cinergy Hub in the MISO. These trading hubs have been the most liquid locations for hedging purposes. However, hedging transactions which settle at points other than the Northern Illinois Hub are subject to the possibility of basis risk. See "—Basis Risk" below for further discussion.

        PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2006 and 2005.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2006	2005
January	$42.27	$38.36
February	42.66	34.92
March	42.50	45.75
April	43.16	38.98
May	39.96	33.60
June	34.80	42.45

Six-Month Average	$40.89	$39.01

(1)
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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2006:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2006
July	$43.77
August	47.64
September	36.86
October	33.17
November	38.21
December	50.37
2007 Calendar "strip"(2)	$45.49
2008 Calendar "strip"(2)	$45.10

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at June 30, 2006:

	2006	2007	2008
Megawatt hours	10,039,760	16,237,200	3,072,000
Average price/MWh(1)	$47.61	$48.25	$66.13

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2006 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

        Subsequent to June 30, 2006, EMMT entered into an agreement with a third party to hedge the price risk for 500 MW of on-peak power from the Illinois Plants for 2007, 2008 and 2009 (using the Northern Illinois Hub as a reference point). Under the terms of the agreement, EME has guaranteed the obligation of EMMT, but neither EME nor EMMT is required to post margin, provide liens on property or provide other collateral to support the obligations under the agreement.

Energy Price Risk Affecting Sales from the Homer City Facilities

        Electric power generated at the Homer City facilities is generally sold into the PJM market. PJM has a short-term market, which establishes an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub during the first six months of 2006 and 2005:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2006	2005	2006	2005
January	$48.67	$45.82	$54.57	$49.53
February	49.54	39.40	56.39	42.05
March	53.26	47.42	58.30	49.97
April	48.50	44.27	49.92	44.55
May	44.71	43.67	48.55	43.64
June	38.78	46.63	45.78	53.72

Six-Month Average	$47.24	$44.54	$52.25	$47.24

(1)
Energy prices were calculated at the Homer City busbar (delivery point) and PJM West Hub using historical hourly real-time prices provided on the PJM web-site.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2006:

24-Hour PJM West Hub Forward Energy Prices(1)
2006
July	$59.69
August	63.18
September	49.56
October	48.23
November	53.15
December	65.25
2007 Calendar "strip"(2)	$63.80
2008 Calendar "strip"(2)	$62.58

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes Homer City's hedge position at June 30, 2006:

	2006	2007	2008
Megawatt hours	4,415,900	7,590,000	2,371,200
Average price/MWh(1)	$54.07	$64.35	$66.01

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2006 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Basis Risk

        Sales made from the Illinois Plants and the Homer City facilities in the real-time or day-ahead market receive the actual spot prices at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, EME may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for a settlement point at the PJM West Hub in the case of the Homer City facilities and for a settlement point at the Northern Illinois Hub in the case of the Illinois Plants. EME's price risk management activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. EME's revenues with respect to such forward contracts include:

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the six months ended June 30, 2006, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (EME Homer City's primary trading hub) by an average of 10%, compared to 6% during the six months ended June 30, 2005. The monthly average difference during the twelve months ended June 30, 2006 ranged from 3% to 20%, which occurred in August 2005. In contrast to the Homer City facilities, during the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub and the Northern Illinois Hub (or other similar trading hubs) as settlement points, EME is exposed to basis risk as described above. In order to mitigate basis risk, EME has purchased 7.8 TWh of financial transmission rights and basis swaps in PJM for Homer City during the period July 1, 2006 through May 31, 2007, and may continue to purchase financial transmission rights and basis swaps in the future. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME's price risk management activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price and Transportation Risk

        The Illinois Plants use approximately 18 million to 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. In addition, the Homer City facilities use approximately 5 million to 6 million tons of coal annually, obtained primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements with terms ranging from one year to eight years. The following table summarizes the percent of expected coal requirements for the next five years that were under contract at June 30, 2006.

	Percent of Coal Requirements Under Contract
	2006(1)	2007	2008	2009	2010
Illinois Plants	108%	95%	33%	33%	33%
Homer City facilities	99%	97%	39%	15%	0%

(1)
The percentage in 2006 is calculated based on coal supply and expected generation requirements for a full year.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which is related to the price of coal purchased for the Homer City facilities, increased considerably during 2005. The price of NAPP coal (with 13,000 British Thermal units (Btu) per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) fluctuated between $44 per ton and $57 per ton during 2005, with a price of $45 per ton at December 30, 2005, as reported by the Energy Information Administration. The 2005 overall increase in the NAPP coal price was largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. During the first six months of 2006, the price of NAPP coal decreased to $37.50 per ton at June 23, 2006, as reported by the Energy Information Administration, due to the combined effects of a mild winter, easing natural gas prices and improving eastern stockpiles. Prices of Powder River Basin (PRB) coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants, significantly increased in 2005 due to the curtailment of coal shipments during 2005 due to increased PRB coal demand from other regions (east), rail constraints (discussed below), higher oil and natural gas prices and higher prices for SO2 allowances. On June 23, 2006, the Energy Information Administration reported the price of PRB coal to be $12.25 per ton, which compares to 2005 prices that ranged from $6.20 per ton to $18.48 per ton. The price of PRB coal decreased during the first six months of 2006 from 2005 year-end prices due to easing natural gas prices, lower prices for SO2 allowances and mild weather during the first six months of 2006.

        After two derailments in May 2005, the railroads that bring coal from the PRB mines to the Illinois Plants discovered significant problems with the joint-rail line that serves the PRB mines. Repairs to the joint-rail line are expected to continue through most of 2006. Even though some restrictions in coal shipments have occurred while repairs are being completed, EME expects to continue receiving a sufficient amount of coal to generate power based on communications with the railroad companies.

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

        The price of emission allowances, particularly SO2 allowances issued through the federal Acid Rain Program, decreased during the first half of 2006 from 2005 year-end prices. The average price of purchased SO2 allowances decreased to $899 per ton during the six months ended June 30, 2006 from $1,219 per ton during 2005. The decrease in the price of SO2 allowances during the six months ended June 30, 2006 from 2005 year-end prices has been attributed to lower loads in January 2006 and a decline in natural gas prices. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $750 per ton as of July 31, 2006.

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

        EME measures credit risk exposure from counterparties of its merchant energy activities as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At June 30, 2006, the amount of exposure, broken down by the credit ratings of EME's counterparties, was as follows:

S&P Credit Rating	June 30, 2006
(in millions)
A or higher	$88
A-	18
BBB+	52
BBB	65
BBB-	—
Below investment grade	2

Total	$225

        EME's plants owned by unconsolidated affiliates in which EME owns an interest sell power under power purchase agreements. Generally, each plant sells its output to one counterparty. Accordingly, a default by a counterparty under a power purchase agreement, including a default as a result of a bankruptcy, would likely have a material adverse effect on the operations of such power plant.

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

        EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 69% of EME's consolidated operating revenues for the six months ended June 30, 2006. Moody's Investors Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At June 30, 2006, EME's account receivable due from PJM was $70 million.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of MEHC's consolidated long-term obligations (including current portion) was $4.4 billion at June 30, 2006, compared to the carrying value of $4.2 billion. The fair market value of MEHC's parent only long-term obligations was $941 million at June 30, 2006, compared to the carrying value of $793 million.

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading, by risk category (in millions):

	June 30, 2006	December 31, 2005
Commodity price:
Electricity	$(3)	$(434)

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME's commodity price risk management assets and liabilities as of June 30, 2006 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(3)	$5	$(8)	$—	$—

Energy Trading Derivative Financial Instruments

        The fair value of the commodity financial instruments related to energy trading activities as of June 30, 2006 and December 31, 2005, are set forth below (in millions):

	June 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Electricity	$120	$4	$127	$27
Other	1	2	1	—

Total	$121	$6	$128	$27

        The change in the fair value of trading contracts for the six months ended June 30, 2006, was as follows (in millions):

Fair value of trading contracts at January 1, 2006	$101
Net gains from energy trading activities	59
Amount realized from energy trading activities	(52)
Other changes in fair value	7

Fair value of trading contracts at June 30, 2006	$115

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of June 30, 2006) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$29	$26	$3	$—	$—
Prices based on models and other valuation methods	86	1	11	17	57

Total	$115	$27	$14	$17	$57

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

MISO Revenue Sufficiency Guarantee Charges

        On April 25, 2006, the FERC issued an order regarding the MISO's "Revenue Sufficiency Guarantee" charges (RSG charges). The MISO's business practice manuals and other instructions to market participants have stated, since the implementation of market operations on April 1, 2005, that RSG charges will not be imposed on offers to supply power not supported by actual generation (also known as virtual supply offers). However, some market participants raised questions about the language of the MISO's tariff concerning that issue and, in October 2005, the MISO submitted to the FERC proposed tariff revisions clarifying its tariff to reflect its business practices with respect to RSG charges and filed corrected tariff sheets exempting virtual supply from RSG charges. In its April 25 decision, the FERC interpreted the MISO's tariff to require that virtual supply offers must be included in the calculation of the RSG charges and that, to the extent that the MISO did not charge virtual supply offers for RSG charges, it violated the terms of its tariff. The FERC order then proceeded to require the MISO to recalculate the RSG charges back to April 1, 2005, and to make refunds to customers, with interest, reflecting the recalculated charges. In order to make such refunds, it is likely that the MISO will attempt to impose retroactively RSG charges on those who submitted virtual supply offers during the recalculation period. EMMT made virtual supply offers in the MISO during this period on which no RSG charges were imposed, and thus may be subject to a claim for refunds from the MISO (which claim will be contested by EMMT). Because calculation of any claimed liability for refunds depends on information not currently available to it, EMMT cannot reasonably estimate a range of loss related to this matter. In addition, the FERC's April 25 order has been challenged by the MISO and other parties, including EMMT, and as the FERC has issued an extension of time to comply with the requirements of the order until after the date of issuance of an order on rehearing, the eventual outcome of these proceedings is unclear. The FERC order also requires the MISO to modify its tariff on a prospective basis to impose RSG charges on virtual supply offers. At this time, it is not possible to predict how the prospective effect of the order will affect the nature and operation of the MISO markets.

FERC Order Regarding PJM Marginal Losses

        On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM had violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a marginal loss component in addition to the already included congestion component. This may have an adverse impact on sellers in the Western PJM and Northern Illinois regions. On June 19, 2006, the FERC issued an order delaying implementation of marginal losses in PJM until June 1, 2007, and at this time it is not possible to predict how the prospective effect of the order will affect the prices at which EME Homer City and Midwest Generation will be able to sell their power.

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

MISSION ENERGY HOLDING COMPANY
By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	August 8, 2006

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
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES