Form 10-Q
period 2007-03-31
MISSION ENERGY HOLDING CO
filed 2007-05-09
CIK 1158323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

        Number of shares outstanding of the registrant's Common Stock as of May 9, 2007: 1,000 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
Btu	British thermal units
Commonwealth Edison	Commonwealth Edison Company
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 46(R)	Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GAAP	generally accepted accounting principles
GWh	gigawatt-hours
Illinois EPA	Illinois Environmental Protection Agency
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
ISO	independent system operator
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEHC	Mission Energy Holding Company
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOX	nitrogen oxide
NYISO	New York Independent System Operator
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
S&P	Standard & Poor's Ratings Services

ii

SCE	Southern California Edison Company
SCR	selective catalytic reduction
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP	state implementation plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Revenues	$673	$514
Operating Expenses
Fuel	176	149
Plant operations	132	124
Plant operating leases	44	44
Depreciation and amortization	35	35
Gain on sale of assets	—	(4)
Administrative and general	39	31

Total operating expenses	426	379

Operating income	247	135

Other Income (Expense)
Equity in income from unconsolidated affiliates	26	25
Interest income	24	20
Interest expense	(88)	(100)
Other income	—	8

Total other income (expense)	(38)	(47)

Income from continuing operations before income taxes	209	88
Provision for income taxes	73	30

Income From Continuing Operations	136	58
Income from operations of discontinued subsidiaries, net of tax (Note 4)	3	73

Net Income	$139	$131

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended March 31,
	2007	2006
Net Income	$139	$131
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(115) and $128 for the three months ended March 31, 2007 and 2006, respectively	(169)	185
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(12) and $20 for the three months ended March 31, 2007 and 2006, respectively	15	(30)

Other comprehensive income (loss)	(154)	155

Comprehensive Income (Loss)	$(15)	$286

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$1,207	$1,241
Short-term investments	475	558
Accounts receivable—trade	205	178
Accounts receivable—affiliates	28	52
Inventory	160	158
Derivative assets	33	272
Margin and collateral deposits	172	69
Prepaid expenses and other	48	96

Total current assets	2,328	2,624

Investments in Unconsolidated Affiliates	353	367

Property, Plant and Equipment	4,411	4,272
Less accumulated depreciation and amortization	1,016	981

Net property, plant and equipment	3,395	3,291

Other Assets
Deferred financing costs	46	49
Long-term derivative assets	88	114
Restricted cash	55	91
Rent payments in excess of levelized rent expense under plant operating leases	604	556
Long-term margin and collateral deposits	47	4
Other long-term assets	260	187

Total other assets	1,100	1,001

Total Assets	$7,176	$7,283

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2007	December 31, 2006
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$39	$69
Accounts payable—affiliates	77	6
Accrued liabilities	239	270
Derivative liabilities	89	82
Interest payable	103	78
Deferred taxes	9	59
Current maturities of long-term obligations	115	132

Total current liabilities	671	696

Long-term obligations net of current maturities	3,824	3,830
Deferred taxes and tax credits	277	351
Deferred revenues	63	61
Long-term derivative liabilities	30	9
Other long-term liabilities	529	523

Total Liabilities	5,394	5,470

Minority Interest	46	47

Commitments and Contingencies (Note 7)
Shareholder's Equity
Common stock, par value $0.01 per share; 1,000 shares authorized; 1,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	2,230	2,244
Accumulated deficit (Note 1)	(441)	(579)
Accumulated other comprehensive income (loss)	(53)	101

Total Shareholder's Equity	1,736	1,766

Total Liabilities and Shareholder's Equity	$7,176	$7,283

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$139	$131
Less: Income from discontinued operations	(3)	(73)

Income from continuing operations, net	$136	$58
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from unconsolidated affiliates	(25)	(24)
Distributions from unconsolidated affiliates	23	42
Depreciation and amortization	40	39
Deferred taxes and tax credits	(21)	14
Gain on sale of assets	—	(4)
Changes in operating assets and liabilities:
Decrease (increase) in margin and collateral deposits	(146)	109
Decrease (increase) in accounts receivable	(3)	144
Increase in inventory	(2)	(41)
Decrease (increase) in prepaid expenses and other	48	(25)
Increase in rent payments in excess of levelized rent expense	(48)	(48)
Decrease in accounts payable and accrued liabilities	(4)	(18)
Increase in interest payable	25	9
Decrease (increase) in derivative assets and liabilities	36	(15)
Other operating—liabilities	10	4

Operating cash flow from continuing operations	69	244
Operating cash flow from discontinued operations	3	69

Net cash provided by operating activities	72	313

Cash Flows From Financing Activities
Borrowings on long-term debt	30	—
Payments on long-term debt agreements	(54)	(214)
Payments to affiliates related to stock-based awards	(21)	(7)
Excess tax benefits related to stock option exercises	6	3

Net cash used in financing activities	(39)	(218)

Cash Flows From Investing Activities
Capital expenditures	(130)	(59)
Proceeds from return of capital and loan repayments	10	—
Purchase of interest of acquired companies	(4)	(18)
Proceeds from sale of interest in projects	—	43
Purchase of short-term investments	(25)	(95)
Maturities and sales of short-term investments	108	50
Decrease in restricted cash	36	9
Proceeds from (investments in) other assets	(62)	12

Net cash used in investing activities	(67)	(58)

Net increase (decrease) in cash and cash equivalents	(34)	37
Cash and cash equivalents at beginning of period	1,241	1,197

Cash and cash equivalents at end of period	$1,207	$1,234

The accompanying notes are an integral part of these consolidated financial statements.

MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

        MEHC's significant accounting policies were described in Note 1 to its Consolidated Financial Statements included in its annual report on Form 10-K for the year ended December 31, 2006. MEHC follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for uncertain tax positions (discussed below in "New Accounting Pronouncements"). This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Short-term Investments

        At March 31, 2007 and December 31, 2006, EME had classified all marketable debt securities as held-to-maturity and carried at amortized cost plus accrued interest which approximated their fair value. Gross unrealized holding gains and losses were not material.

        Held-to-maturity securities, which all mature within one year, consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Commercial paper	$406	$417
Certificates of deposit	69	141

Total	$475	$558

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

        MEHC accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Investment and energy tax credits are deferred and amortized over the term of the power purchase agreement of the respective project. Interest expense and penalties associated with income taxes are reflected in the caption "Provision for income taxes" on the consolidated statements of income. For further discussion of income taxes, see Note 6—Income Taxes.

Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Coal and fuel oil	$114	$112
Spare parts, materials and supplies	46	46

Total	$160	$158

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards Interpretation No. 48—

        In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertain tax positions. FIN No. 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. EME adopted FIN No. 48 effective January 1, 2007. Based on the current status of discussions with tax authorities related to open tax years under audit and other information currently available, implementation of FIN No. 48 resulted in a cumulative-effect adjustment that increased accumulated deficit by $1 million.

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on EME's consolidated financial statements for the quarter ended March 31, 2007.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157 which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME will adopt SFAS No. 157 on January 1, 2008. EME is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159 which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. EME will adopt SFAS No. 159 on January 1, 2008. EME is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

Stock-Based Compensation

        Edison International's stock, stock options, performance shares, deferred stock units and, beginning in 2007, restricted stock units have been granted to EME employees under Edison International's long-term incentive compensation programs. Edison International usually does not issue new common stock for equity awards settled. Rather, a third party is used to facilitate the exercise of stock options and the purchase and delivery of outstanding common stock for settlement of option exercises, performance shares and restricted stock units. Deferred stock units granted to management are settled in cash, not stock and represent a liability.

        On April 26, 2007, Edison International's shareholders approved a new incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. No additional awards will be granted under Edison International's prior stock-based compensation plans on or after April 26, 2007, and all future issuances will be made under the new plan. The maximum number of shares of Edison International's common stock that may be issued or transferred pursuant to awards under the new incentive plan is 8.5 million shares, plus the number of any shares subject to awards issued under Edison International's prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued. For further discussion, see "Stock-Based Compensation" in Note 5.

Note 2.  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2006	$111	$(10)	$101
Current period change	(154)	—	(154)

Balance at March 31, 2007	$(43)	$(10)	$(53)

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2007, include unrealized losses on commodity hedges related to Midwest Generation and EME Homer City futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices in these markets are greater than the contract prices. The change from unrealized gains to unrealized losses during the first quarter of 2007 resulted from an increase in market prices for power.

        As EME's hedged positions for continuing operations are realized, approximately $29 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net losses of approximately $1 million and $11 million during the first quarters of 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in operating revenues in EME's consolidated income statements.

Note 3.  Variable Interest Entities

        U.S. Wind Force is a development stage enterprise formed to develop wind projects in West Virginia, Pennsylvania and Maryland. In December 2006, a subsidiary of EME entered into a loan agreement with U.S. Wind Force to fund the redemption of a membership interest held by another party, repayment of loans, distributions to equity holders and to fund future development of wind projects. In accordance with FIN 46(R), EME is the primary beneficiary and, accordingly, consolidated U.S. Wind Force at December 15, 2006. At March 31, 2007, the assets consolidated included $17 million of intangible assets, primarily related to project development rights, and are classified as part of other long-term assets in EME's consolidated balance sheet. As project development is completed, the project development rights will be considered part of property, plant and equipment and depreciated over the estimated useful lives of the respective projects.

        EME completed a review of the application of FIN 46(R) to its subsidiaries and affiliates and concluded that it had significant variable interests in variable interest entities as defined in this Interpretation. As of March 31, 2007, these entities consisted of five equity investments (the Big 4 projects and the Sunrise project) that had interests in natural gas-fired facilities with a total generating capacity of 1,782 MW. An operations and maintenance subsidiary of EME operates the Big 4 projects, but EME does not supply the fuel consumed or purchase the power generated by these facilities. EME determined that it is not the primary beneficiary in these entities; accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities, which totaled $310 million as of March 31, 2007.

Note 4.  Discontinued Operations

Lakeland Project

        EME previously owned a 220 MW power plant located in the United Kingdom, referred to as the Lakeland project. An administrative receiver was appointed in 2002 as a result of a default by the project's counterparty, a subsidiary of TXU Europe Group plc. Following a claim for termination of the power sales agreement, the Lakeland project received a settlement of £116 million (approximately $217 million). EME is entitled to receive the remaining amount of the settlement after payment of creditor claims. As creditor claims have been settled, EME received payments of £61 million (approximately $106 million) in the first quarter of 2006 and £4 million (approximately $8 million) in January 2007. The after-tax income attributable to the Lakeland project was $5 million and $73 million for the first quarters of 2007 and 2006, respectively. Beginning in 2002, EME reported the Lakeland project as discontinued operations and accounts for its ownership of Lakeland Power on the cost method (earnings are recognized as cash is distributed from the project).

Summarized Financial Information for Discontinued Operations

	Three Months Ended March 31,
	2007	2006
	(in millions)
Income before income taxes and minority interest	$6	$111
Provision for income taxes	3	38
Income from operations of discontinued foreign subsidiaries	3	73

Note 5.  Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        EME previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $14 million to its pension plans in 2007. As of March 31, 2007, $0.6 million in contributions has been made. EME continues to expect to contribute $14 million to its pension plans in 2007.

        Components of pension expense are:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Service cost	$4	$5
Interest cost	3	2
Expected return on plan assets	(2)	(2)

Total expense	$5	$5

Postretirement Benefits Other Than Pensions

        EME previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1 million to its postretirement benefits other than pensions in 2007. As of March 31, 2007, $0.4 million in contributions has been made. EME continues to expect to contribute $1 million to its postretirement benefits other than pensions in 2007.

        Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Service cost	$1	$1
Interest cost	1	1

Total expense	$2	$2

Stock-Based Compensation

        Total stock-based compensation expense (reflected in the caption "Administrative and general" on the consolidated statements of income) was $1.5 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. The income tax benefit recognized in the consolidated statements of income was $0.5 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

Stock Options

        A summary of the status of Edison International's stock options granted to EME employees is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,014,145	$25.52
Granted	360,107	$47.41
Exercised	(573,630)	$20.10

Outstanding at March 31, 2007	2,800,622	$29.44	7.23

Vested and expected to vest at March 31, 2007	2,690,217	$29.07	7.18	$47,556,320

Exercisable at March 31, 2007	1,508,551	$22.89	6.28	$35,990,255

        Stock options granted in 2007 do not accrue dividend equivalents.

        The amount of cash used by Edison International to settle stock options exercised by EME employees was $33 million and $13 million for the three months ended March 31, 2007 and 2006, respectively. Cash received by Edison International from options exercised by EME employees was $14 million and $6 million for the three months ended March 31, 2007 and 2006, respectively. The estimated tax benefit from options exercised was $6 million and $3 million for the three months ended March 31, 2007 and 2006, respectively.

Note 6.  Income Taxes

        MEHC's income tax provision from continuing operations was $73 million and $30 million for the quarters ended March 31, 2007 and 2006, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. EME recognized $5 million of production tax credits related to wind projects during each of the three months ended March 31, 2007 and 2006, and $2 million during each of the three months ended March 31, 2007 and 2006 related to estimated state income tax benefits allocated from Edison International.

        The total amount of unrecognized tax benefits as of the date of adoption of FIN No. 48 was $84 million. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate was $83 million. The total amount of accrued interest and penalties was $41 million as of the date of adoption. The total amount of interest expense and penalties recognized in income tax expense was $5 million and $2 million for the three months ended March 31, 2007 and 2006, respectively.

        MEHC and its subsidiaries remain subject to examination by the Internal Revenue Service, the California Franchise Tax Board, and other state authorities from 1994 to present. MEHC continues its efforts to resolve open tax issues with the Internal Revenue Service and state authorities. The timing for resolving these open tax positions is subject to uncertainty, but it is reasonably possible that some portion of these open tax positions could be resolved in the next twelve months.

Note 7.  Commitments and Contingencies

Commitments

Capital Improvements

        At March 31, 2007, EME's subsidiaries had firm commitments to spend approximately $133 million during the remainder of 2007 and $25 million in 2008 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. Also included are expenditures for dust collection and mitigation system and environmental improvements. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        At March 31, 2007, EME had entered into agreements with vendors securing 357 wind turbines (734 MW) with remaining commitments of $508 million in 2007 and $176 million in 2008. EME has the option to purchase an additional 83 wind turbines (199 MW) for delivery in 2009. In addition, EME had entered into an agreement for the purchase of five gas turbines and related equipment for an aggregate purchase price of approximately $145 million with remaining commitments of $53 million in 2007 and $3 million in 2008. In February 2007, EME was advised that it was an unsuccessful bidder in the request for offers conducted by SCE for the supply of generation capacity. EME plans to use the turbines which it had purchased and reserved for this bid for other generation supply opportunities. At March 31, 2007, EME had recorded turbine deposits of $210 million included in other long-term assets in EME's consolidated balance sheet.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments during the first three months of 2007. These additional commitments are currently estimated to be $106 million in 2008, $74 million in 2009, and $77 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first three months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $110 million for 2008, $75 million for 2009, and $76 million for 2010.

Standby Letters of Credit

        At March 31, 2007, standby letters of credit aggregated $51 million and were scheduled to expire as follows: $27 million in 2007 and $24 million in 2008.

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

Indemnities Provided as Part of the Acquisition of the Illinois Plants

        In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Except as discussed below, EME has not recorded a liability related to this indemnity.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 176 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2007. Midwest Generation had recorded a $64 million liability at March 31, 2007 related to this matter.

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

Indemnities Provided under Asset Sale Agreements

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2007, EME had recorded a liability of $97 million related to these matters.

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

Capacity Indemnification Agreements

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. In addition, a subsidiary of EME has guaranteed the obligations of Sycamore Cogeneration Company under its project power sales agreement to repay capacity payments to the project's power purchaser in the event that the project unilaterally terminates its performance or reduces its electric power producing capability during the term of the power sales agreement. The obligations under the indemnification agreements as of March 31, 2007, if payment were required, would be $92 million. EME has not recorded a liability related to these indemnities.

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

Challenges of Illinois Power Procurement Auction Results

        EMMT participated successfully in the first Illinois power procurement auction, held in September 2006 according to rules approved by the Illinois Commerce Commission, and entered into two load requirements services contracts through which it is delivering electricity, capacity and specified ancillary, transmission and load following services necessary to serve a portion of Commonwealth Edison's residential and small commercial customer load, using contracted supply from Midwest Generation.

        EME believes that EMMT's actions in regard to the Illinois auction were appropriate and lawful and intends to defend vigorously all of the matters described below. However, at this time EME cannot predict the outcome of these matters.

FERC Complaint—

        On March 16, 2007, the Office of the Attorney General for the State of Illinois filed a complaint at the FERC alleging that the prices resulting from the Illinois auction resulted in unjust and unreasonable rates under the Federal Power Act and that participating wholesale sellers in the Illinois auction had colluded and manipulated the results of the auction. All successful participants in the Illinois auction, including EMMT, were named as respondents. The Office of the Attorney General asked the FERC to order refunds and to revoke the respondents' market-based rate pricing authority.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of a class of similarly situated electric ratepayers in Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On

April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of a class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division.

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

        With respect to EME's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $4 million at March 31, 2007 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position. See "Note 12. Commitments and Contingencies—Environmental Matters and Regulations" in MEHC's financial statements included in its annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of EME's environmental contingencies.

Note 8.  Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2007	2006
	(in millions)
Cash paid
Interest (net of amount capitalized)	$66	$88
Income taxes	5	5
Cash payments under plant operating leases	92	92
Details of assets acquired
Fair value of assets acquired	$23	$29
Liabilities assumed	—	—

        During the first quarter of 2007, EME accrued $19 million in connection with the purchase price of wind projects acquired in March 2007 due upon completion of construction. During the first quarter of 2006, EME accrued $11 million in connection with the purchase price of the Wildorado wind project due upon completion of construction.

Note 9.  Subsequent Event

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME will pay interest on the senior notes on May 15 and November 15 of each year, beginning on November 15, 2007.

        EME used the proceeds of the offering of the senior notes, together with cash on hand, to purchase approximately $587 million of EME's outstanding 7.73% senior notes due 2009, to purchase $999.8 million of Midwest Generation's 8.75% second priority senior secured notes due 2034, to repay the outstanding amount ($327.8 million) of Midwest Generation's senior secured term loan facility, and to make a dividend payment of $899 million to MEHC which enabled MEHC to purchase approximately $795.7 million of its 13.5% senior secured notes due 2008. The net proceeds of the offering of the senior notes, together with cash on hand, were also used to pay related tender premiums, consent fees, and accrued interest. MEHC expects to record a total pre-tax loss of approximately $242 million (approximately $148 million after tax) on early extinguishment of debt during the second quarter of 2007.

        In addition, on May 7, 2007, EME amended its existing $500 million secured credit facility, increasing the total borrowings available thereunder to $600 million.

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

  •
  the ability to EME to borrow funds and access capital markets on favorable terms;

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

  •
  general political, economic and business conditions; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of MEHC's Annual Report on Form 10-K for the year ended December 31, 2006. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect MEHC's business. Forward-looking statements speak only as of the date they are made, and MEHC is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by MEHC with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of MEHC since December 31, 2006, and as compared to the first quarter ended March 31, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of MEHC's annual report on Form 10-K for the year ended December 31, 2006.

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

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES

Management's Overview

Results of Operations

        Net income is comprised of the following components:

	Three Months Ended March 31,
	2007	2006
	(in millions)
MEHC (parent company):
Loss from continuing operations	$(17)	$(17)
EME and its Consolidated Subsidiaries:
Income from continuing operations	153	75
Income from discontinued operations	3	73

Net Income	$139	$131

        EME's improvement in income from continuing operations in the first quarter of 2007 was primarily attributable to an increase in wholesale energy margins driven by higher generation and energy prices at both the Illinois Plants and Homer City facilities. Generation comparisons at the Homer City facilities were impacted by a transformer outage that lasted during part of the first quarter of 2006. In addition, results at the Illinois Plants in 2007 were impacted by unrealized losses related to non-qualifying hedges under SFAS No. 133.

        EME's income from discontinued operations during the first quarter of 2007 and 2006, net of tax, was primarily related to distributions authorized by the liquidators of the Lakeland power project. The activities of the Lakeland liquidator are near completion and substantially all the distributions from the Lakeland project have been made.

Financing Activities

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. The proceeds were used, together with cash on hand, to:

  •
  purchase substantially all of EME's outstanding 7.73% senior notes due 2009,

  •
  purchase substantially all of Midwest Generation's 8.75% second priority senior secured notes due 2034,

  •
  repay the outstanding balance of Midwest Generation's senior secured term loan facility ($327.8 million), and

  •
  make a dividend payment to MEHC which enabled MEHC to purchase substantially all of its 13.5% senior secured notes due 2008.

        MEHC intends to redeem the remaining 13.5% senior secured notes due 2008 that were not tendered, subject to market conditions. MEHC expects to record a total pre-tax loss of approximately $242 million (approximately $148 million after tax) on early extinguishment of debt during the second quarter of 2007. See "Liquidity and Capital Resources—Financing Activities."

        In addition to the above-mentioned debt refinancing, on May 7, 2007, EME amended its existing $500 million secured credit facility, increasing the total borrowings available thereunder to $600 million, and Midwest Generation plans to replace its existing $500 million senior secured working capital facility with a new senior secured working capital facility with a longer maturity date and less restrictive covenants. Midwest Generation intends to use its new secured working capital facility to provide credit support for its hedging activities, including through the option to extend power hedges by granting the counterparties a first lien to secure such hedges, and general working capital purposes.

        The above-mentioned refinancing activities eliminate MEHC's reliance on dividends from EME and the restrictive covenants set forth in the indenture related to the 13.5% senior secured notes due 2008, improve MEHC and EME's overall liquidity, extend the maturity dates of indebtedness, reduce annual interest costs, improve operating flexibility, and improve EME's ability to capitalize on growth opportunities.

Business Development

        EME has undertaken a number of key activities in 2007 with respect to wind projects, including the following:

  •
  In March 2007, EME acquired three wind projects in development in Utah and Wyoming totaling 212 MW. Two of the projects are in preliminary stages of development. The third project, referred to as the Mountain Wind I project, is 61 MW and expected to commence construction during the second quarter of 2007 with completion scheduled during the fourth quarter of 2007. The estimated capital cost of this project, excluding capitalized interest, is $104 million. The project plans to sell electricity to PacifiCorp under a 20-year power purchase agreement.

  •
  In March 2007, EME completed a transaction to acquire the remaining membership interests in two wind projects in development in Pennsylvania totaling 67 MW. Construction of these projects is expected to commence during the second quarter of 2007 with completion scheduled during the fourth quarter of 2007. The estimated capital cost, excluding capitalized interest, is $115 million. One of the projects, referred to as the Forward project, is 29 MW and plans to sell electricity to Constellation New Energy under a 10-year power purchase agreement. The other project, referred to as the Lookout project, is 38 MW and plans to sell electricity into PJM as a merchant wind generator.

  •
  In March 2007, EME purchased wind turbines and related services and warranties for an aggregate purchase price of approximately $253 million (a portion of which is currently denominated in Japanese yen and subject to exchange rate fluctuations) with deliveries scheduled for 2008. EME has also made a reservation fee payment of $8 million for additional turbines for 2009 delivery. Subject to issuance of a notice to proceed by June 30, 2007, the aggregate purchase price for these turbines and related services and warranties is approximately $255 million (a portion of which is also denominated in Japanese yen and subject to exchange rate fluctuations).

  •
  In April 2007, EME completed a transaction to acquire six projects in development in Texas and Oklahoma totaling 700 MW. These projects are in various stages of development with target completion dates of 2008 through 2010. Under the purchase and sale agreement, the purchase price is comprised of an initial payment and subsequent payments tied to milestones and adjustments based on EME's projected internal rate of return in individual projects. Completion of development of these projects is dependent on a number of items, including, among other things, obtaining power sales agreements, and in certain cases, permits and interconnection agreements.

PJM Reliability Pricing Model

        In April 2007, PJM completed the first capacity auction under the PJM Reliability Pricing Model. EME participated in the auction for the period June 1, 2007 through May 31, 2008. After accounting for previous forward sales of capacity, EMMT sold net 3,013 MW of capacity from the Illinois Plants and net 886 MW of capacity from the Homer City facilities. The Illinois Plants and the Homer City facilities are located in the "Rest of Market" area which had a clearing price of $40.80 per MW-day.

ERP Initiative

        Progress continued during the first quarter of 2007 on preparation for the installation of an enterprise resources planning (ERP) application from SAP. Financial, procurement and material management systems are scheduled for implementation during the third quarter of 2007 with the human resources systems scheduled for the second quarter of 2008 as part of the Edison International enterprise-wide project.

Critical Accounting Policies

        For a discussion of EME's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of MEHC's annual report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the first quarters of 2007 and 2006, and is organized under the following headings:

Page
Results of Continuing Operations	24
Results of Discontinued Operations	31
New Accounting Pronouncements	32

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

        The following section provides a summary of the operating results for the first quarters of 2007 and 2006 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Project Earnings (Losses) Before Income Taxes(1)
Consolidated operations
Illinois Plants	$189	$127
Homer City	64	(2)
Energy Trading(2)	26	30
San Juan Mesa	2	4
Gain on sale of assets	—	4
Storm Lake	2	—
Other	2	—
Unconsolidated affiliates
Big 4 projects	18	23
Sunrise	(2)	(2)
Doga	4	(1)
Other	5	1

	310	184
MEHC and EME corporate interest income	20	17
MEHC and EME corporate interest expense	(83)	(94)
MEHC and EME corporate administrative and general	(32)	(24)
Other income (expense), net	(1)	10

	$214	$93

(1)
Project earnings are equal to income from continuing operations before income taxes, except for production tax credits. Accordingly, project earnings for the wind projects include $5 million of production tax credits for each of the first quarters of 2007 and 2006. Production tax credits are recognized as wind energy is generated based upon a per kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by the wind projects are recorded as a reduction in income taxes. Accordingly, project earnings (losses) represent a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in project earnings for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles the total project earnings as shown above with income from continuing operations before income taxes under GAAP:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Project earnings	$214	$93
Less: Production tax credits	(5)	(5)

Income from continuing operations before income taxes	$209	$88

(2)
Income from energy trading represents the gains recognized from price changes related to contracts for electricity, fuel and transmission congestion. The overhead cost of energy trading is included in administrative and general expenses.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating Revenues	$431	$346
Operating Expenses
Fuel	109	94
Gain on sale of emission allowances(1)	(4)	(6)
Plant operations	89	81
Plant operating leases	19	19
Depreciation and amortization	25	25
Administrative and general	5	5

Total operating expenses	243	218

Operating Income	188	128

Other Income (Expense)
Interest income on note receivable from EME	28	28
Interest expense and other	(27)	(29)

Total other income (expense)	1	(1)

Income Before Taxes	$189	$127

Statistics
Generation (in GWh)
Energy only contracts	6,698	7,244
Load requirements services contracts(2)	1,932	—

Total	8,630	7,244
Aggregate plant performance
Equivalent availability(3)	88.0%	86.8%
Capacity factor(4)	71.2%	59.8%
Load factor(5)	80.9%	68.8%
Forced outage rate(6)	5.9%	2.8%
Average realized price/MWh
Energy only contracts(7)	$49.06	$45.21
Load requirements services contracts(8)	$61.89	$—
Capacity revenue only (in millions)	$2	$6
Average fuel costs/MWh	$12.63	$12.92

(1)
EME recorded $4 million and $6 million of intercompany profit during the first quarters of 2007 and 2006, respectively, on emission allowances sold by the Illinois Plants to the Homer City facilities in the fourth quarters of 2006 and 2005, respectively, but not used by the Homer City facilities until the first quarters of 2007 and 2006, respectively.

(2)
Represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007.

(3)
The equivalent availability factor is defined as the number of MWh the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(4)
The capacity factor is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

(5)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(6)
Midwest Generation refers to unplanned maintenance as a forced outage.

(7)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) generation. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

(8)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

        Earnings from the Illinois Plants increased $62 million in the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase was primarily due to higher energy revenues resulting from higher generation and average realized energy prices as compared to 2006. Partially offsetting these increases were higher maintenance costs and an increase in unrealized losses in 2007 related to hedge contracts described below.

        Included in operating revenues were unrealized gains (losses) of $(22) million and $10 million for the first quarters of 2007 and 2006, respectively. Unrealized gains (losses) are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased, resulting in mark-to-market losses on economic hedges. The 2007 unrealized losses included $14 million of mark-to-market losses from economic hedges for periods subsequent to March 31, 2007, resulting from an increase in market prices during the first quarter of 2007. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        The earnings of the Illinois Plants included interest income of $28 million for each of the first quarters of 2007 and 2006 related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Homer City

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating Revenues	$198	$123
Operating Expenses
Fuel(1)	72	61
Gain on sale of emission allowances(2)	—	—
Plant operations	34	35
Plant operating leases	25	25
Depreciation and amortization	3	4
Administrative and general	1	1

Total operating expenses	135	126

Operating Income (Loss)	63	(3)

Other Income (Expense)
Interest and other income	2	1
Interest expense	(1)	—

Total other income	1	1

Income (Loss) Before Taxes	$64	$(2)

Statistics
Generation (in GWh)	3,293	2,521
Aggregate plant performance
Equivalent availability(3)	86.5%	71.8%
Capacity factor(4)	80.8%	61.9%
Load factor(5)	93.3%	86.3%
Forced outage rate(6)	5.8%	23.4%
Average realized energy price/MWh(7)	$57.86	$49.57
Capacity revenue only (in millions)	$6	$3
Average fuel costs/MWh	$21.81	$23.93

(1)
Included in fuel costs were $6 million and $12 million during the quarters ended March 31, 2007 and 2006, respectively, related to the net cost of SO2 emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

(2)
The Homer City facilities sold excess NOX emission allowances to the Illinois Plants at fair market value. Sales to the Illinois Plants were $6 million in the first quarter of 2006. These sales reduced operating expenses. EME eliminated the intercompany transaction for emission allowances sold but not yet used by the Illinois Plants at March 31, 2006.

(3)
The equivalent availability factor is defined as the number of MWh the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(4)
The capacity factor is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

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

        Earnings from Homer City increased $66 million for the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase was primarily attributable to higher generation and average realized energy prices and lower prices of SO2 emission allowances as compared to 2006. During the first quarter of 2006, an unplanned outage at Unit 3 contributed to lower generation and higher plant operating costs.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $1 million and $(5) million for the first quarter of 2007 and 2006, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At March 31, 2007, unrealized losses of $11 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Homer City Unit 3 Outage—

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under Homer City's property and business interruption insurance policies. At March 31, 2007, Homer City had a $13 million receivable related to these claims. Resolution of the claims is subject to a number of uncertainties, including computations of the lost profit during the outage period.

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

Energy Trading

        EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel and transmission congestion primarily in the eastern power grid using products available over the counter, through exchanges and from ISOs. Earnings from energy trading activities were $26 million and $30 million for the first quarters ended March 31, 2007 and 2006, respectively.

San Juan Mesa

        Earnings from the San Juan Mesa wind project decreased $2 million for the first quarter of 2007, compared to the first quarter of 2006. The 2007 decline in earnings was primarily due to a decrease in EME's ownership interest of the San Juan Mesa wind project to 75% from 100% in March 2006. During the first quarter of 2006, EME completed the sale of 25% of its ownership interest in the San Juan Mesa wind project to Citi Renewable Investments I LLC, a wholly owned subsidiary of Citicorp North America, Inc. Proceeds from the sale were $43 million. EME recorded a pre-tax gain on the sale of approximately $4 million during the first quarter of 2006.

Storm Lake

        Earnings from the Storm Lake wind project increased $2 million for the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase in earnings was primarily due to higher generation.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects decreased $5 million for the first quarter of 2007, compared to the first quarter of 2006. The 2007 decrease in earnings was primarily due to lower steam and energy prices and, for the Kern River project, lower volumes sold in 2007. The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding Corp. of $1 million and $2 million for the first quarters of 2007 and 2006, respectively.

Doga

        Earnings from the Doga project increased $5 million for the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase in earnings was primarily due to a planned outage that affected the first quarter of 2006 results.

Other

        Earnings from other unconsolidated affiliates increased $4 million for the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase in earnings was attributable to an increase in earnings from the Westside projects primarily due to lower maintenance expenses, partially offset by lower steam and energy prices.

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

MEHC and EME Corporate Interest Expense

	Three Months Ended March 31,
	2007	2006
	(in millions)
MEHC (excluding EME) interest expense to third parties	$28	$28
EME's interest expense to third parties	26	38
EME's interest expense to Midwest Generation(1)	29	28

Total corporate interest expense	$83	$94

(1)
Includes interest expense of EMMT related to loans from Midwest Generation for margining.

EME Interest Expense to Third Parties

        EME's interest expense to third parties decreased $12 million for the first quarter of 2007, compared to the first quarter of 2006. The decrease was primarily attributable to lower interest rates resulting from EME's refinancing in June 2006 and an increase of $6 million in capitalized interest in 2007 from wind projects under construction.

MEHC and EME Corporate Administrative and General Expenses

        Administrative and general expenses increased $8 million for the first quarter of 2007, compared to the first quarter of 2006. The increase was primarily due to higher development costs incurred in 2007 mostly related to wind projects. See "Management's Overview; Critical Accounting Policies—Management's Overview."

Other Income (Expense), Net

        Other income (expense), net decreased $11 million for the first quarter of 2007, compared to the first quarter of 2006. The 2007 decrease was primarily attributable to an $8 million gain related to receipt of shares from Mirant Corporation from settlement of a claim recorded during the first quarter of 2006.

Income Taxes

        MEHC's income tax provision from continuing operations was $73 million and $30 million during the first quarters of 2007 and 2006, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." EME recognized $5 million of production tax credits related to wind projects during each of the three months ended March 31, 2007 and 2006, and $2 million during each of the three months ended March 31, 2007 and 2006 related to estimated state income tax benefits allocated from Edison International.

Results of Discontinued Operations

        Income from discontinued operations, net of tax, was $3 million and $73 million for the first quarters of 2007 and 2006, respectively, largely attributable to distributions received from the Lakeland project, discussed below.

Lakeland Project

        EME previously owned a 220 MW power plant located in the United Kingdom, referred to as the Lakeland project. An administrative receiver was appointed in 2002 as a result of default by the project's counterparty, a subsidiary of TXU Europe Group plc. Following a claim for termination of the power sales agreement, the Lakeland project received a settlement of £116 million (approximately $217 million). EME is entitled to receive the remaining amount of the settlement after payment of creditor claims. As creditor claims have been settled, EME received payments of £61 million (approximately $106 million) in the first quarter of 2006 and £4 million (approximately $8 million) in January 2007. The after-tax income attributable to the Lakeland project was $5 million and $73 million for the first quarters of 2007 and 2006, respectively. Beginning in 2002, EME reported the Lakeland project as discontinued operations and accounts for its ownership of Lakeland Power on the cost method (earnings are recognized as cash is distributed from the project).

New Accounting Pronouncements

        For a discussion of new accounting pronouncements affecting EME, see "Mission Energy Holding Company and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with MEHC's annual report on Form 10-K for the year ended December 31, 2006.

Financing Activities

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME will pay interest on the senior notes on May 15 and November 15 of each year, beginning November 15, 2007.

        EME used the proceeds of the offering of the senior notes, together with cash on hand, to purchase approximately $587 million of EME's outstanding 7.73% senior notes due 2009, to purchase $999.8 million of Midwest Generation's 8.75% second priority senior secured notes due 2034, to repay the outstanding amount ($327.8 million) of Midwest Generation's senior secured term loan facility, and to make a dividend payment of $899 million to MEHC which enabled MEHC to purchase approximately $795.7 million of its 13.5% senior secured notes due 2008. The net proceeds of the offering of the senior notes, together with cash on hand, were also used to pay related tender premiums, consent fees, and accrued interest. MEHC expects to record a total pre-tax loss of approximately $242 million (approximately $148 million after tax) on early extinguishment of debt during the second quarter of 2007.

        In addition to the above-mentioned debt refinancing, on May 7, 2007, EME amended its existing $500 million secured credit facility, increasing the total borrowings available thereunder to $600 million, and Midwest Generation plans to replace its existing $500 million senior secured working capital facility with a new senior secured working capital facility with a longer maturity date and less restrictive covenants. Midwest Generation intends to use its new secured working capital facility to provide credit support for its hedging activities, including through the option to extend power hedges by granting the counterparties a first lien to secure such hedges, and general working capital purposes.

EME's Liquidity

        At March 31, 2007, EME and its subsidiaries had cash and cash equivalents and short-term investments of $1.7 billion, and EME had a total of $952 million of available borrowing capacity under its $500 million corporate credit facility and a $500 million working capital facility at Midwest Generation. EME's consolidated debt at March 31, 2007 was $3.1 billion. In addition, EME's subsidiaries had $4.2 billion of long-term lease obligations related to the sale-leaseback transactions that are due over periods ranging up to 28 years.

Capital Expenditures

        At March 31, 2007, the three-year estimated capital expenditures by EME's subsidiaries related to existing projects, corporate activities and turbine commitments were as follows:

	April through December 2007	2008	2009
	(in millions)
Illinois Plants
Plant capital expenditures	$35	$40	$50
Environmental expenditures	21	39	66
Homer City Facilities
Plant capital expenditures	14	26	20
Environmental expenditures	6	9	15
Wind and Thermal Projects
Projects under construction	98	—	—
Turbine commitments	561	179	—
Other expenditures	54	—	—
Corporate capital expenditures	12	7	7

Total	$801	$300	$158

Expenditures for Existing Projects

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls and dust collection/mitigation systems, a spare main power transformer, railroad interconnection and an expansion of a coal cleaning plant refuse site. Environmental expenditures relate to environmental projects such as mercury emission monitoring and control and SCR performance improvements at the Homer City facilities and various projects at the Illinois Plants to achieve specified emissions reductions such as installation of mercury controls. EME plans to finance these expenditures with financings, cash on hand or cash generated from operations. See further discussion regarding these and possible additional capital expenditures, including environmental control equipment at the Homer City facilities, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Business Strategy," "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Act—Illinois," and "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Mercury Regulation" of MEHC's annual report on Form 10-K for the year ended December 31, 2006.

Expenditures for New Projects

        EME expects to make substantial investments in new projects during the next three years. In addition to the capital expenditures to purchase turbines set forth in the above table, EME has entered into a letter of intent to purchase 300 turbines (totaling 630 MW) for delivery in 2008 and 2009. The purchase of these turbines is subject to completion of a definitive turbine purchase agreement. EME has also made a reservation fee payment of $8 million for 83 additional turbines (totaling 199 MW) for 2009 delivery, subject to issuance of a notice to proceed by June 30, 2007. Estimated capital expenditures under these agreements would be approximately $940 million, not including the cost to complete construction, if the maximum number of turbines were purchased.

        As of April 30, 2007, EME has a development pipeline of potential wind projects with an installed capacity of approximately 2,700 MW (the development pipeline represents potential projects which EME either owns the project rights or has exclusive negotiation rights). Completion of these projects is dependent upon a number of items which may include, depending on the project's status, completion of a power sales agreement, permits, an interconnection agreement or other agreements necessary to start construction. Additional projects may from time to time be added to the development pipeline, and there is no assurance that the projects included in the development pipeline currently or added in the future will lead to the successful completion of a wind project.

MEHC's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash provided by operating activities from continuing operations decreased $175 million in the first quarter of 2007, compared to the first quarter of 2006. The 2007 decrease was primarily attributable to an increase of $146 million in required margin and collateral deposits in 2007 for EME's hedging and trading activities, compared to a decrease of $109 million in 2006. This change resulted from an increase in forward market prices in 2007 from 2006. Partially offsetting this decrease was higher pre-tax income from continuing operations in 2007 compared to 2006.

        Cash provided by operating activities from discontinued operations decreased $66 million in the first quarter of 2007, compared to the first quarter of 2006. The 2007 decrease reflects higher distributions received in 2006 compared to 2007 from the Lakeland power project. See "Results of Operations—Results of Discontinued Operations—Lakeland Project" for more information regarding these distributions.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities from continuing operations decreased $179 million in the first quarter of 2007, compared to the first quarter of 2006. The 2007 decrease was primarily attributable to a repayment of $170 million on Midwest Generation's $500 million working capital facility during the first quarter of 2006.

Consolidated Cash Flows from Investing Activities

        Cash used in investing activities from continuing operations increased $9 million in the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase was primarily due to higher capital expenditures and turbine deposits in 2007, compared to 2006, largely related to the wind projects. Mostly offsetting these increases was net maturities and sales of marketable securities of $83 million in the first quarter of 2007, compared to net purchases of marketable securities of

$45 million in the first quarter of 2006. In addition, EME paid $18 million towards the purchase price of the Wildorado wind project, and received proceeds of $43 million from the sale of 25% of its ownership interest in the San Juan Mesa project during the first quarter of 2006.

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at March 31, 2007, are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME	B1	BB-	BB-
Midwest Generation:
First priority senior secured rating	Baa3	BB	BBB-
Second priority senior secured rating	Ba2	B+	BB+
EMMT	Not Rated	BB-	Not Rated

        Subsequent to March 31, 2007, the rating agencies affirmed the above-mentioned EME ratings in connection with the financing activities discussed above under "Financing Activities" and affirmed the rating for the Midwest Generation first priority secured revolving credit facility, except that S&P increased its rating to BB+ from BB.

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        In connection with entering into contracts in support of EME's hedging and energy trading activities (including forward contracts, transmission contracts and futures contracts), EME's subsidiary, EMMT, has entered into agreements to mitigate the risk of nonperformance. Because the credit ratings of EMMT and EME are below investment grade, EME has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties related to accounts payable and unrealized losses in connection with these hedging and trading activities. At March 31, 2007, EMMT had deposited $157 million in cash with brokers in margin accounts in support of futures contracts and had deposited $62 million with counterparties in support of forward energy and transmission contracts. In addition, EME had issued letters of credit of $2 million in support of commodity contracts at March 31, 2007.

        Future cash collateral requirements may be higher than the margin and collateral requirements at March 31, 2007, if wholesale energy prices increase or the amount hedged increases. EME estimates that margin and collateral requirements for energy contracts outstanding as of March 31, 2007 could increase by approximately $410 million over the remaining life of the contracts using a 95% confidence level.

        Midwest Generation has cash on hand and a $500 million working capital facility to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. At March 31, 2007, Midwest Generation had available $495 million of borrowing capacity under this credit facility. As of March 31, 2007, Midwest Generation had $65 million in loans receivable from EMMT for margin advances. In addition, EME has cash on hand and a $500 million working capital facility to provide credit support to subsidiaries. See "—EME's Liquidity as a Holding Company" for further discussion.

EME's Liquidity as a Holding Company

Overview

        At March 31, 2007, EME had corporate cash and cash equivalents and short-term investments of $1.3 billion to meet liquidity needs. See "—EME's Liquidity." Cash distributions from EME's subsidiaries and partnership investments and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

Historical Distributions Received By EME

        The following table is presented as an aid in understanding the cash flow of EME's continuing operations and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Distributions from Consolidated Operating Projects:
Edison Mission Midwest Holdings (Illinois Plants)(1)	$117	$185
EME Homer City (Homer City facilities)	35	—
Holding companies of other consolidated operating projects	1	—
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(2)	28	40
Holding company for Doga project	13	—
Holding companies for Westside projects	6	2
Holding companies of other unconsolidated operating projects	1	—

Total Distributions	$201	$227

(1)
Subsequent to March 31, 2007, Edison Mission Midwest Holdings made an additional distribution of $178 million.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements for the twelve months ended March 31, 2007:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Illinois Plants)	Interest Coverage Ratio	Greater than or equal to 1.40 to 1	5.98 to 1
Midwest Generation (Illinois Plants)	Secured Leverage Ratio	Less than or equal to 7.25 to 1	1.88 to 1
EME Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	3.20 to 1

        For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Restrictions in Major Financings" of MEHC's annual report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations and Contingencies

Contractual Obligations

Capital Improvements

        At March 31, 2007, EME's subsidiaries had firm commitments to spend approximately $133 million during the remainder of 2007 and $25 million in 2008 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. Also included are expenditures for dust collection and mitigation system and environmental improvements. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        At March 31, 2007, EME had entered into agreements with vendors securing 357 wind turbines (734 MW) with remaining commitments of $508 million in 2007 and $176 million in 2008. EME has the option to purchase an additional 83 wind turbines (199 MW) for delivery in 2009. In addition, EME had entered into an agreement for the purchase of five gas turbines and related equipment for an aggregate purchase price of approximately $145 million with remaining commitments of $53 million in 2007 and $3 million in 2008. In February 2007, EME was advised that it was an unsuccessful bidder in the request for offers conducted by SCE for the supply of generation capacity. EME plans to use the turbines which it had purchased and reserved for this bid for other generation supply opportunities.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments during the first three months of 2007. These additional commitments are currently estimated to be $106 million in 2008, $74 million in 2009, and $77 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first three months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $110 million for 2008, $75 million for 2009, and $76 million for 2010.

Contingencies

Challenges of Illinois Power Procurement Auction Results

        EMMT participated successfully in the first Illinois power procurement auction, held in September 2006 according to rules approved by the Illinois Commerce Commission, and entered into two load requirements services contracts through which it is delivering electricity, capacity and specified ancillary, transmission and load following services necessary to serve a portion of Commonwealth Edison's residential and small commercial customer load, using contracted supply from Midwest Generation.

        EME believes that EMMT's actions in regard to the Illinois auction were appropriate and lawful and intends to defend vigorously all of the matters described below. However, at this time EME cannot predict the outcome of these matters.

FERC Complaint—

        On March 16, 2007, the Office of the Attorney General for the State of Illinois filed a complaint at the FERC alleging that the prices resulting from the Illinois auction resulted in unjust and unreasonable rates under the Federal Power Act and that participating wholesale sellers in the Illinois auction had colluded and manipulated the results of the auction. All successful participants in the Illinois auction, including EMMT, were named as respondents. The Office of the Attorney General asked the FERC to order refunds and to revoke the respondents' market-based rate pricing authority.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of a class of similarly situated electric ratepayers in Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of a class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case.

The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division.

Off-Balance Sheet Transactions

        For a discussion of EME's off-balance sheet transactions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Transactions" of MEHC's annual report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to EME's off-balance sheet transactions that affect disclosures presented in MEHC's annual report.

Environmental Matters and Regulations

        For a discussion of EME's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of MEHC's annual report on Form 10-K for the year ended December 31, 2006 and the notes to the Consolidated Financial Statements set forth therein. There have been no significant developments with respect to environmental matters specifically affecting EME since the filing of MEHC's annual report, except as follows:

Climate Change

        On April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et. al. v. Environmental Protection Agency, et. al., ruling that US EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act and that it has a duty to (i) determine whether greenhouse gas emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the Clean Air Act related to emissions of motor vehicles, a parallel provision of the Clean Air Act applies to stationary sources such as electric generators. EME believes that the Court's Massachusetts decision may spur additional congressional action to require reductions of greenhouse gas emissions by all material sources, including electric generators.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with MEHC's annual report on Form 10-K for the year ended December 31, 2006.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first three months of 2007 and 2006.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2007	2006
January	$35.75	$42.27
February	56.64	42.66
March	42.04	42.50

Quarterly Average	$44.81	$42.48

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2007:

2007	24-Hour Northern Illinois Hub Forward Energy Prices(1)
April	$41.80
May	42.14
June	43.97
July	57.28
August	59.10
September	42.10
October	41.98
November	43.47
December	49.32
2008 Calendar "strip"(2)	$47.92

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at March 31, 2007:

	2007	2008	2009
Energy Only Contracts(1)
MWh	11,968,150	10,837,600	2,048,000
Average price/MWh(2)	$48.32	$61.37	$60.00
Load Requirements Services Contracts
Estimated MWh(3)	6,449,440	6,209,608	1,805,816
Average price/MWh(4)	$64.29	$64.01	$63.65
Total estimated MWh	18,417,590	17,047,208	3,853,816

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2007 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

(3)
Under a load requirements services contract, the amount of power sold is a portion of the retail load of the purchasing utility and thus can vary significantly with variations in that retail load. Retail load depends upon a number of factors, including the time of day, the time of the year and the utility's number of new and continuing customers. Estimated MWh have been forecast based on historical patterns and on assumptions regarding the factors that may affect retail loads in the future. The actual load will vary from that used for the above estimate, and the amount of variation may be material.

(4)
The average price per MWh under a load requirements services contract (which is subject to a seasonal price adjustment) represents the sale of a bundled product that includes, but is not limited to, energy, capacity and ancillary services. Furthermore, as a supplier of a portion of a utility's load, Midwest Generation will incur charges from PJM as a load serving entity. For these reasons, the average price per MWh under a load requirements services contract is not comparable to the sale of power under an energy only contract. The average price per MWh under a load requirements services contract represents the sale of the bundled product based on an estimated customer load profile.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first three months of 2007 and 2006:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2007	2006	2007	2006
January	$40.30	$48.67	$44.63	$54.57
February	64.27	49.54	73.93	56.39
March	55.00	53.26	61.02	58.30

Quarterly Average	$53.19	$50.49	$59.86	$56.42

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2007:

2007	24-Hour PJM West Hub Forward Energy Prices(1)
April	$52.35
May	53.03
June	57.33
July	76.64
August	79.32
September	55.00
October	54.72
November	56.49
December	61.30
2008 Calendar "strip"(2)	$63.37

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes Homer City's hedge position at March 31, 2007:

	2007	2008	2009
MWh	5,714,350	7,232,000	2,048,000
Average price/MWh(1)	$64.29	$60.85	$71.05

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2007 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the three months ended March 31, 2007 and 2006, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 11%. The monthly average difference during the 12 months ended March 31, 2007 ranged from 3% to 23%. In contrast to the Homer City facilities, during the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub and the Northern Illinois Hub (or other similar trading hubs) as settlement points, EME is exposed to basis risk as described above. In order to mitigate basis risk, EME may purchase financial transmission rights and basis swaps in PJM for Homer City. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME's hedging activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price Risk

        The Illinois Plants and the Homer City facilities purchase coal primarily obtained from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at March 31, 2007 for the remainder of 2007 and the following three years.

	Amount of Coal Under Contract in Millions of Tons(1)
	April through December 2007	2008	2009	2010
Illinois Plants	12.5	14.6	11.7	11.7
Homer City facilities	3.9	2.1	0.8	—

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Illinois Plants and 13,000 Btu equivalent for the Homer City facilities.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased during the first quarter of 2007 from 2006 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $44.50 per ton at March 23, 2007 from $43.00 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2007 increase in the NAPP coal price was in line with normal market price volatility. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants decreased during the first quarter of 2007 from 2006 year-end prices due to continuing high stockpiles and oversupply of the market. The price of PRB coal decreased from $9.90 per ton at December 15, 2006 to $8.55 per ton at March 23, 2007, as reported by the Energy Information Administration.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances, and Illinois and Pennsylvania regulations implemented the federal NOX SIP Call requirement. As part of the acquisition of the Illinois Plants and the Homer City facilities, EME obtained the rights to the emission allowances that have been or are allocated to these plants. EME purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. The average price of purchased SO2 allowances decreased to $478 per ton during the first quarter of 2007 from $664 per ton during 2006. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $435 per ton as of March 31, 2007.

        For a discussion of environmental regulations related to emissions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of MEHC's annual report on Form 10-K for the year ended December 31, 2006.

Accounting for Energy Contracts

        EME uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). EME follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Estimates—Critical Accounting Estimates—Derivative Financial Instruments and Hedging Activities" of MEHC's annual report on Form 10-K for the year ended December 31, 2006.

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

The following table summarizes unrealized gains (losses) from non-trading activities for the first quarters of 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Non-qualifying hedges
Illinois Plants	$(22)	$8
Homer City	(1)	(2)
Ineffective portion of cash flow hedges
Illinois Plants	—	2
Homer City	2	(3)

Total unrealized gains (losses)	$(21)	$5

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments (used in) EME's continuing operations for purposes other than trading, by risk category (in millions):

	March 31, 2007	December 31, 2006
Commodity price:
Electricity	$(94)	$184

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in fair value of electricity contracts at March 31, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at March 31, 2007, which is the valuation date. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME's commodity derivative assets and liabilities as of March 31, 2007 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(94)	$(71)	$(23)	$—	$—

Energy Trading Derivative Financial Instruments

        The fair value of the commodity financial instruments related to energy trading activities as of March 31, 2007 and December 31, 2006, are set forth below (in millions):

	March 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Electricity	$102	$6	$313	$207
Other	—	—	5	—

Total	$102	$6	$318	$207

        The change in the fair value of trading contracts for the quarter ended March 31, 2007, was as follows (in millions):

Fair value of trading contracts at January 1, 2007	$111
Net gains from energy trading activities	28
Amount realized from energy trading activities	(32)
Other changes in fair value	(11)

Fair value of trading contracts at March 31, 2007	$96

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of March 31, 2007) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$12	$11	$1	$—	$—
Prices based on models and other valuation methods	84	4	13	19	48

Total	$96	$15	$14	$19	$48

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

        The credit risk exposure from counterparties of merchant energy activities (excluding load requirements services contracts) are measured as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting hedging and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At March 31, 2007, the amount of exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

S&P Credit Rating	March 31, 2007
(in millions)
A or higher	$12
A-	28
BBB+	55
BBB	38
BBB-	1
Below investment grade	—

Total	$134

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

        EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 48% of EME's consolidated operating revenues for the three months ended March 31, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At March 31, 2007, EME's account receivable due from PJM was $89 million. For the three months ended March 31, 2007, a second customer accounted for 14% of EME's consolidated operating revenues.

        Beginning in January 2007, EME also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 18% of EME's consolidated operating revenues during the three months ended March 31, 2007. Commonwealth Edison's senior unsecured debt rating was downgraded below investment grade by S&P in October 2006 and by Moody's in March 2007. As a result, Commonwealth Edison is required to pay EME twice a month for sales under these contracts. At March 31, 2007, EME's account receivable due from Commonwealth Edison was $36 million. Commonwealth Edison has stated that it would face possible bankruptcy if an electric rate freeze, which expired January 1, 2007, was re-introduced through legislation which is currently pending in the Illinois General Assembly. In addition, the Illinois Attorney General and other parties have appeals pending before the Illinois Supreme Court pertaining to the Illinois Commerce Commission orders which authorized Commonwealth Edison and Ameren to procure power through a reverse auction process. EME is unable to predict the outcome of the appeals or whether legislation or other policy changes affecting utility rates or procurement practices will be enacted, and, if so, what effect these developments may have on Commonwealth Edison's performance under the load requirements services contracts.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of MEHC's consolidated long-term obligations (including current portion) was $4.3 billion at March 31, 2007, compared to the carrying value of $3.9 billion. The fair market value of MEHC's parent only total long-term obligations was $0.9 million at March 31, 2007, compared to the carrying value of $0.8 million.

Foreign Exchange Rate Risk

        EME is exposed to foreign currency risk associated with the purchase of certain turbines in which a portion of the purchase price is denominated in Japanese yen. Under the terms of the related agreement, EME has the option of fixing the foreign currency rate at the time of a notice to proceed which is required by June 30, 2007. See "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Contractual Obligations—Turbine Commitments."

Regulatory Matters

        For a discussion of EME's regulatory matters, refer to "Item 1. Business—Regulatory Matters" of MEHC's annual report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to regulatory matters specifically affecting EME since the filing of MEHC's annual report on Form 10-K for the year ended December 31, 2006, except as follows:

        Two legal actions have been instituted against successful participants in the 2006 Illinois power procurement auction, including EMMT. For further discussion, see "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Contingencies—Challenges of Illinois Power Procurement Auction Results."

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" of MEHC's annual report on Form 10-K for the year ended December 31, 2006. Refer to "Market Risk Exposures" in Item 2 of this quarterly report on Form 10-Q for an update to that disclosure.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a discussion of EME's legal proceedings, refer to "Item 3. Legal Proceedings" of MEHC's annual report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to legal proceedings specifically affecting EME since the filing of MEHC's annual report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.    RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect MEHC's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of MEHC's annual report on Form 10-K for the year ended December 31, 2006. The risks described in MEHC's annual report on Form 10-K are not the only risks facing MEHC. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect MEHC's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.		Description
10.1	†	Supply Agreement, dated as of March 28, 2007, between Edison Mission Energy and Mitsubishi Power Systems Americas, Inc., incorporated by reference to Exhibit 10.1 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2007.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32		Statement Pursuant to 18 U.S.C. Section 1350.

†
Confidential treatment requested.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION ENERGY HOLDING COMPANY
By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	May 9, 2007

QuickLinks

TABLE OF CONTENTS
GLOSSARY
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
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
MISSION ENERGY HOLDING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES